Form 10-Q
period 2001-03-31
INTEGON RE BARBADOS LTD
filed 2001-05-21
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

/ X /  Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934


For quarterly period ended         March 31, 2001
                              ----------------------

/   /  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number      333-34088
                          --------------

                         Integon Re (Barbados), Limited
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Barbados                              N/A
 ------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

     One Financial Place, Collymore Rock, St. Michael, Barbados       N/A
 ------------------------------------------------------------------------------
             (Address of principle executive offices)             (Zip Code)

                                 (246) 436-4895
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes        No   X
                    ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                          As of March 31, 2001

  Common Stock, no par-value                      1,000,000

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               1.   Balance Sheets, March 31, 2001 and December 31, 2000.

               2. Statements of Operations and Retained Earnings for the three-month period ended March 31, 2001.

               3. Statements of Cash Flows for the three-month period ended March 31, 2001.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                          INTEGON RE (BARBADOS) LIMITED
                                 BALANCE SHEETS

                           (Expressed in U.S. Dollars)




                                                                     March 31, 2001               December 31,
                                                                       (unaudited)                    2001
                                                                   ----------------          -------------------


ASSETS
       Investments
       Cash and cash equivalents                                    $ 1,004,501                   $ 991,964
       Accrued investment income                                            437                      13,537
       Due from shareholder                                                 236                         490
                                                                         50,815                      37,676
                                                                    -----------                 -----------
       Total Assets                                                 $ 1,055,989                 $ 1,043,667
                                                                    ===========                 ===========

STOCKHOLDERS' EQUITY

            Share Capital
                Common Stock-no par value;
                   Authorized  - --- unlimited  shares;
                   issued and  outstanding  -
                   1,000,000 shares at March 31, 2001 and
                   December 31, 2000                                  1,000,000                   1,000,000

            Retained Earnings                                            55,989                      43,667
                                                                    -----------                 -----------

Total Stockholders' Equity                                          $ 1,055,989                 $ 1,043,667
                                                                    ===========                 ===========


                          INTEGON RE (BARBADOS) LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
                        MONTH PERIOD ENDED MARCH 31, 2001
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)

                                            Three Month Period
                                             Ended March 31,
                                                  2001
                                            ------------------
INCOME

     Interest earned                             $ 12,322
                                                 --------

TOTAL INCOME                                       12,322


RETAINED EARNINGS,
   beginning of period                             43,667
                                                 --------


RETAINED EARNINGS,
   end of period                                 $ 55,989
                                                 ========

                          INTEGON RE (BARBADOS) LIMITED
            STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 2001
                                    UNAUDITED

                           (Expressed in U.S. Dollars)

                                                             Three Month Period
                                                               Ended March 31,
                                                                   2001
                                                             ------------------

Cash flows from operating activities:

   Investment income received                                  $    12,576
   Expenses paid and recoverable                                   (13,139)
                                                               ------------

Net cash used in
     operating activities                                             (563)
                                                               ------------

Cash flows from investing activities:

   Purchases of investments                                     (3,002,480)
   Sales and maturities of investments                           3,002,480
                                                               ------------
Net cash provided by investing activities                                0
                                                               ------------



Decrease in cash and cash equivalents                                 (563)
Cash and cash equivalents,
     beginning of period                                         1,005,501
                                                               ------------
Cash and cash equivalents, end of period                       $ 1,004,938
                                                               ============

Reconciliation of net loss to net cash
  provided by operating activities:

   Net income\(loss)                                                12,322
   Change in:
     Accrued investment income                                         254
     Due from shareholder                                          (13,139)
                                                               ------------

Net cash used in operating activities
                                                               $      (563)
                                                               ============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations


Liquidity

The Company was incorporated on March 20, 2000 and as of the date of this report, has not commenced operations. When it does, its liquidity requirements will relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2001 and in future years to which its reinsurance liabilities extend. No capital expenditures are expected during the next few years.

Capital Resources

The Company's capitalization on December 31, 2000 and March 31, 2001, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $43,667 and $55,989, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold).

Barbados insurance law requires that the Company maintain a minimum capitalization of $125,000 and, in addition, that the recorded value of the Company's assets exceed its liabilities by: (a) $125,000 where the Company's earned premium in the preceding financial year did not exceed $750,000; (b) an amount equal to 20% of the Company's earned premium for the preceding financial year, where such income exceeded $750,000 but did not exceed $5,000,000; and (c) an amount equal to the aggregate of $1,000,000 and 10% of the amount by which the Company's earned premium for the preceding financial year exceeded $5,000,000. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus.

Results of Operations

Because the Company has not commenced operations as of the date of this report, for the three month period ended March 31, 2001, the Company's only income consisted of $12,322 of investment income that the Company earned on paid in capital with respect to the Common Stock. The Company was incorporated on March 20, 2000 and accordingly, there is no period for the year 2000 that can be meaningfully compared with the quarter under review.

The foregoing Management Discussion and Analysis of Financial Condition and Results of Operations contains various forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   INTEGON RE (BARBADOS), LIMITED (Registrant)


                                    By:     s/Ronald W. Jones
                                            -----------------
                                            Ronald W. Jones
                                            Vice President, Finance
                                            Signing on behalf of
                                            the Registrant, and
                                            Principal Financial Officer


Dated: May 21, 2001