Form 10-Q
period 2001-06-30
INTEGON RE BARBADOS LTD
filed 2001-08-14
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For quarterly period ended         June 30, 2001
                           ----------------------------

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number      333-34088
                       --------------------

                         Integon Re (Barbados), Limited
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Barbados                                  N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
            incorporation or organization)                Identification No.)

One Financial Place, Collymore Rock, St. Michael, Barbados  N/A
--------------------------------------------------------------------------------
           (Address of principal executive offices)                   (Zip Code)

                                 (246) 436-4895
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                              -----    -------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                           Class                             As of June 30, 2001
                           -----                             -------------------
Common Stock, no par-value                                             1,000,000

          This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          1.   Balance Sheets, June 30, 2001 and December 31, 2000.

          2. Statements of Operations and Retained Earnings for the three-month periods ended June 30, 2001 and 2000 and the six-month period ended June 30, 2001 and the period from March 20, 2000 (date of incorporation) to June 30, 2000.

          3. Statements of Cash Flows for the six-month period ended June 30, 2001 and the period from March 20, 2000 (date of incorporation) to June 30, 2000.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.

                          INTEGON RE (BARBADOS) LIMITED
                                 BALANCE SHEETS


                           (Expressed in U.S. Dollars)

                                                                          June 30, 2001                    December 31,
                                                                           (unaudited)                          2000
ASSETS
       Investments                                                      $          1,000,000          $            991,964
       Cash and cash equivalents                                                       2,787                        13,537
       Accrued investment income                                                       6,547                           490
       Due from shareholder                                                           56,346                        37,676
                                                                        --------------------          --------------------

       Total Assets                                                     $          1,065,680          $          1,043,667
                                                                        ====================          ====================

STOCKHOLDERS' EQUITY
       Share Capital
             Common Stock-no par value;
                  Authorized - unlimited shares; issued and
                  outstanding - 1,000,000 shares at June 30,
                  2001 and December 31, 2000                            $          1,000,000          $          1,000,000

       Retained Earnings                                                              65,680                        43,667
                                                                        --------------------          --------------------

       Total Stockholders' Equity                                       $          1,065,680          $          1,043,667
                                                                        ====================          ====================

                          INTEGON RE (BARBADOS) LIMITED
       STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE MONTH
            PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000 AND THE SIX
           MONTH PERIOD ENDED JUNE 30, 2001 AND THE PERIOD FROM MARCH
                            20, 2000 TO JUNE 30, 2000
                                   (UNAUDITED)
                                   -----------
                           (Expressed in U.S. Dollars)


                                             Three Month Periods                        Six Month                Period March 20
                                                Ended June 30,                        Period Ended                      to
                                            2001                  2000                June 30, 2001               June 30, 2000
INCOME
    Interest earned                  $         9,691      $         13,639           $         22,013          $           13,639
                                     ---------------      -----------------          ----------------          ------------------

TOTAL INCOME                                   9,691                 13,639                    22,013                      13,639
                                     ---------------      -----------------          ----------------          ------------------

RETAINED EARNINGS, beginning of
    period                                    55,989                      0                    43,667                           0
                                     ---------------      -----------------          ----------------          ------------------

RETAINED EARNINGS, end of period     $        65,680      $          13,639          $         65,680          $           13,639
                                     ===============      =================          ================          ==================

                          INTEGON RE (BARBADOS) LIMITED
             STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDED
               JUNE 30, 2001 AND THE PERIOD FROM MARCH 20, 2000 TO
                                  JUNE 30, 2000
                                    UNAUDITED
                           (Expressed in U.S. Dollars)

                                                        Six Month Period Ended   Period March 20 to June
                                                            June 30, 2001                30, 2000
Cash flows from operating activities:
  Administrative expenses recoverable                  $            (18,670)     $            (31,843)
  Investment income received                                         15,956                    13,639
                                                       --------------------      --------------------

Net cash used in operating activities                                (2,714)                  (18,204)
                                                       --------------------      --------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                  0                 1,000,000
                                                       --------------------      --------------------
Net cash provided by financing activities                                 0                 1,000,000
                                                       --------------------      --------------------

Decrease in cash and cash equivalents                                (2,714)                  981,796
Cash and cash equivalents,                                        1,005,501                         0
  beginning of period
                                                       --------------------      --------------------

Cash and cash equivalents,                             $          1,002,787      $            981,796
  end of period
                                                       --------------------      --------------------

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                           $             22,013      $            (31,843)
  Change in:
    Accrued investment income                                        (6,057)                        0
    Due from shareholder                                            (18,670)                   13,639
                                                       --------------------      --------------------

Net cash used in operating activities                  $             (2,714)     $            (18,204)
                                                       ====================      =====================

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Liquidity

The Company was incorporated on March 20, 2000 and as of the date of this report, has not commenced operations. When it does, its liquidity requirements will relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2001 and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected during the next few years.

Capital Resources

The Company's capitalization on December 31, 2000 and June 30, 2001, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $43,667 and $65,680, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold).

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

Results of Operations

Because the Company has not commenced operations as of the date of this report, for the three month and six month periods ended June 30, 2001, the Company's only income consisted of $9,691 and $22,013, respectively, of investment income that the Company earned on paid in capital with respect to the Common Stock. For the period from March 20, 2000 (date of incorporation) to June 30, 2000, the Company's income consisted of $13,629. Integon Corporation, the holder of all of the Company's outstanding common stock, has agreed to bear all expenses and liabilities attributable to the Company's day-to-day operations until approximately one year after shares of the Company's Participating Stock are first issued. As of the date of this report, no shares of Participating Stock have been issued.

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

                   INTEGON RE (BARBADOS), LIMITED (Registrant)

                                    By:  s/Ronald W. Jones
                                         ------------------
                                         Ronald W. Jones
                                         Vice President, Finance
                                         Signing on behalf of
                                         the Registrant, and
                                         Principal Financial Officer


Dated: August 14, 2001