Form 10-Q
period 2001-09-30
INTEGON RE BARBADOS LTD
filed 2001-11-14
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ----  Exchange Act of 1934

For quarterly period ended         September 30, 2001

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

 One Financial Place, Collymore Rock, St. Michael, Barbados         N/A
------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

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

                           Yes  X    No
                              -----    -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                             As of September 30, 2001
           -----                             ------------------------
Common Stock, no par-value                                  1,000,000

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     1.   Balance Sheets, September 30, 2001 and December 31, 2000.

     2. Statements of Operations and Retained Earnings for the three-month periods ended September 30, 2001 and 2000 and the nine-month period ended September 30, 2001 and the period from March 20, 2000 (date of incorporation) to September 30, 2000.

     3. Statements of Cash Flows for the nine-month period ended September 30, 2001 and the period from March 20, 2000 (date of incorporation) to September 30, 2000.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented.


                         INTEGON RE (BARBADOS), LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)

                                                                     September 30, 2001
                                                                        (unaudited)                 December 31, 2000


ASSETS
       Investments                                                     $          1,010,000          $            991,964
       Cash and cash equivalents                                                      6,688                        13,537
       Accrued investment income                                                        128                           490
       Due from shareholder                                                          56,346                        37,676
                                                                       --------------------          --------------------

       Total Assets                                                    $          1,073,162          $          1,043,667
                                                                       ====================          ====================

STOCKHOLDERS' EQUITY
       Share Capital
             Common Stock-no par value;
                  Authorized - unlimited shares; issued and
                  outstanding - 1,000,000 shares at September
                  30, 2001 and December 31, 2000                       $          1,000,000          $          1,000,000

       Retained Earnings                                                             73,162                        43,667
                                                                       --------------------          --------------------

       Total Stockholders' Equity                                      $          1,073,162          $          1,043,667
                                                                       ====================          ====================


                         INTEGON RE (BARBADOS), LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
          MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
               AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
            AND THE PERIOD FROM MARCH 20, 2000 TO SEPTEMBER 30, 2000
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                Three Month Period                   Nine Month Period          Period March 20 to
                                                Ended September 30,                 Ended September 30,           September 30,
                                            2001                  2000                      2001                      2000


INCOME
    Interest earned                          $ 7,482               $ 15,119                 $  29,495                   $  28,758

TOTAL INCOME                                   7,482                 15,119                    29,495                      28,758
                                     ---------------      -----------------          ----------------          ------------------

RETAINED EARNINGS, beginning of
    period                                    65,680                 13,639                    43,667                           0
                                     ---------------      -----------------          ----------------          ------------------

RETAINED EARNINGS, end of period            $ 73,162               $ 28,758                 $  73,162                   $  28,758
                                     ===============      =================          ================          ==================


                         INTEGON RE (BARBADOS), LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED
            SEPTEMBER 30, 2001 AND THE PERIOD FROM MARCH 20, 2000 TO
                               SEPTEMBER 30, 2000
                                    UNAUDITED
                           (Expressed in U.S. Dollars)



                                                                                  Nine Month Period Ended      Period March 20 to
                                                                                     September 30, 2001        September 30, 2000


Cash flows from operating activities:
     Administrative expenses paid                                                          $   (18,670)             $    (37,676)
     Investment income received                                                                 29,857                    28,595
                                                                                  --------------------      --------------------

Net cash provided by/(used in) operating activities                                             11,187                    (9,081)
                                                                                  --------------------      --------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                          0                 1,000,000
                                                                                  --------------------      --------------------
Net cash provided by financing activities                                                            0                 1,000,000
                                                                                  --------------------      --------------------

Decrease in cash and cash equivalents                                                           11,187                   990,919
Cash and cash equivalents,
     beginning of period                                                                     1,005,501                         0
                                                                                  --------------------      --------------------

Cash and cash equivalents,
     end of period                                                                         $ 1,016,688              $    990,919
                                                                                  --------------------      --------------------

Reconciliation of net income to net cash provided by operating activities:
     Net income                                                                            $    29,495              $     28,758
     Change in:
         Accrued investment income                                                                 362                      (163)
         Due from shareholder                                                                  (18,670)                  (37,676)

Net cash provided by/(used in) operating activities
     end of period                                                                         $    11,187              $     (9,081)
                                                                                  ====================      ====================


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

Capital Resources

The Company's capitalization on December 31, 2000 and September 30, 2001, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $43,667 and $73,162, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold).

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

Results of Operations

Because the Company has not commenced operations as of the date of this report, the Company's only income since incorporation has consisted of investment income that the Company earned on paid in capital with respect to the Common Stock. For the quarter ended September 30, 2001, the Company had $7,482 of investment income compared with $15,119 of investment income for the comparable period of the prior year. For the nine month period ended September 30, 2001, and the period from March 20, 2000 (date of incorporation) to September 30, 2000, the Company's income consisted of $29,495 and $28,758, respectively. The reduction in investment income in the quarter under review compared to the comparable period in the prior year is attributable to reductions in the rate of interest paid on the Company's investments.

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


Dated: November 14, 2001