Form 10-K
period 2001-12-31
INTEGON RE BARBADOS LTD
filed 2002-04-01
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  X      Annual Report Pursuant to Section 13 or 15(d) of
-----    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

                                       Or


         Transition Report Pursuant to Section 13 or 15(d) of
-----    The Securities Exchange Act of 1934

                        Commission file number 333-34088

                         INTEGON RE (BARBADOS), LIMITED
             (Exact name of registrant as specified in its charter)

         Barbados                                         Not Applicable
(State or other jurisdiction                     (I.R.S. employer identification
of incorporation or organization)                            number)

One Financial Place                                     Not Applicable
Collymore Rock                                             (Zip Code)
St. Michael, Barbados, W.I
(Address of principal
executive offices)

Registrant's telephone number, including area code (246) 436-4895



Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                       Name of each
                                                  Exchange on which registered

       None                                                   None


Securities registered pursuant to Section 12(g) of the Act:

                                      None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES X   No
                                                 ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was $0.*

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                              As of March 1, 2002
                   -----                              -------------------
         Common Stock, no-par value                        1,000,000





          *The only outstanding voting stock of the registrant as of March 1, 2002 is held by Integon Corporation.

                                     PART I


Item 1.  BUSINESS

INTRODUCTION

Integon Re (Barbados), Limited (the "Company") was incorporated in Barbados on January 10, 2000. It became registered in Barbados as an insurer on March 31, 2000. As of the date of this report, it has not commenced its insurance operations.

The business of the Company will be the assumption of risks under insurance policies, including primarily automobile and motorcycle insurance policies, sold through independent insurance agencies reinsured by Motors Insurance Corporation ("MIC") to the extent such policies are attributable to an Integon Account in respect of which a series of shares is issued and outstanding (the "Policies"). These policies are issued by subsidiaries or affiliates of Integon Corporation ("Integon"), reinsured by MIC, and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") will be sold to persons or entities designated by the insurance agency or agencies with respect to which Integon maintains an Integon Account. A separate series will be created for Shares relating to each Integon Account, and a separate "Subsidiary Capital Account" will be maintained for each such series. The profitability of the Company will reflect both underwriting and investment experience, which will be allocated among the Subsidiary Capital Accounts.

THE RETROCESSION

The Retroceding Company. MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc., a subsidiary of General Motors Acceptance Corporation which, in turn, is a wholly owned subsidiary of General Motors Corporation. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and Asia Pacific. MIC consistently has been awarded A.M. Best Company's insurance financial rating of A + (Superior), one of the highest possible ratings.

The Retrocession Agreement. The Company has entered into a "quota share" retrocession agreement with MIC (the "Retrocession Agreement") which will become effective as of the date on which Shares are first issued. Pursuant to the Retrocession Agreement, MIC will retrocede to the Company, and the Company will be obligated to assume, a portion (the "Retrocession Percentage") of MIC's risks in respect of automobile and motorcycle insurance policies reinsured by MIC, to the extent that such policies are attributable to an Integon Account in respect of which a series of Shares is issued, outstanding and in good standing (the "Policies"), and such Policies are issued or renewed on or after the effective date of the Retrocession Agreement. The Retrocession Percentage, which can be either 20%, 30%, 40% or 50%, is established for each Integon Account with respect to which a series of Shares is issued, outstanding and in good standing.

In return for the Company assuming risks retroceded to it by MIC under the Retrocession Agreement, MIC will pay to the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations reduced by (i) a ceding commission of 26.5% of such premiums, reduced by the amount of certain service fees paid to MIC, (ii) any related agents' and brokers' commissions, and (iii) any U.S. premium excise taxes imposed on such premiums. Net settlements between the Company and MIC will be made quarterly and accordingly will fluctuate from quarter to quarter.

The Retrocession Agreement provides that, in the event that the Company redeems or repurchases a series of Shares, no further risks will be retroceded to the Company with respect to new or renewal Policies attributable to the Integon Account related to the redeemed or repurchased Shares that become effective on or after the effective date of redemption or repurchase. In addition, MIC will recapture, as of that date, the business retroceded to the Company with respect to the Integon Account related to such Shares. In consideration of that recapture, the Company will pay a termination premium to MIC in an amount equal to the unearned premiums and unpaid losses (discounted under applicable U.S. tax rules) less deferred acquisition costs ("Termination Premium") on the recaptured business. This recapture will relieve the Company of any obligations in respect of risks retroceded to the Company with respect to the Integon Account related to the Shares before the date of the repurchase or redemption.

The Retrocession Agreement may be terminated as of the beginning of any month by either party upon not less than 30 days written notice. Upon termination of the Retrocession Agreement, no further risks will be retroceded to the Company with respect to new or renewal Policies that become effective on or after the effective date of termination, and MIC will recapture the retroceded business as of that date. In consideration of that recapture, the Company will pay a Termination Premium to MIC on the recaptured business. Termination of the Retrocession Agreement will relieve the Company of any obligations in respect of risks retroceded to the Company before the date that the Reinsurance Agreement terminated.

Reallocation of Insurance Losses; Retention of Insurance Losses by MIC. The Company's articles of incorporation generally provide that losses the Company incurs on the business the Company reinsures that are attributable to an Integon Account will be allocated to the Subsidiary Capital Account for the Shares issued with respect to that Integon Account and therefore will reduce the value of such Shares. However, in certain situations, losses on the business will not be allocated in this manner. Under the Company's articles, to the extent that the allocation of losses incurred under the Agreement would result in a "Combined Ratio" for a Subsidiary Capital Account in excess of 108% for any calendar year, such losses will be reallocated among the other Subsidiary Capital Accounts ("Unrelated Accounts"), pro rata, based on relative earned premium. The Combined Ratio for a Subsidiary Capital Account is equal to the sum of losses incurred, commission expense, ceding fee and U.S. premium excise taxes divided by earned premium, to the extent that such amounts are attributable to the business allocated to the Subsidiary Capital Account. In the event that the Combined Ratio for each Subsidiary Capital Account for each series of Shares issued and outstanding is 108% after reallocation of losses, any additional losses will be reallocated to the Subsidiary Capital Account for the Common Stock. The Agreement provides that MIC will retain losses that would otherwise be reallocated to a Unrelated Account pursuant to such reallocation provisions to the extent that the reallocation of losses would increase the Combined Ratio for the Unrelated Account for any calendar year by more than 5 percentage points.

Types of Risks Subject to Retrocession. Risks assumed under the Agreement are limited to insurance policies issued by subsidiaries or affiliates of Integon and reinsured by MIC. These policies provide liability, physical damage, and/or other types of insurance coverage that a consumer may elect.

INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required for the payment of losses or expenses. The principal funds available for investment by the Company will come from accumulated capital and the cumulative excess of premiums collected over losses and operating expenses paid.

Pending commencement of the Company's insurance operations, all of the Company's funds consisting of paid in capital with respect to the Common Stock, are held in U.S. dollar denominated, short-term time deposits.

Upon commencement of its reinsurance operations, the Company's funds will be invested in a manner consistent with investment guidelines established by the Board. The Company is currently permitted to invest in U.S. Treasury and agency securities, agency and non agency mortgage-backed securities, obligations of domestic and foreign corporations, asset-backed securities, municipal securities and money market instruments. The Board will review on a regular basis and, where appropriate, revise the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

The Company has entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock will manage the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc. which had approximately $239 billion of assets under management as of December 31, 2001. BlackRock, Inc. manages assets on behalf of more than 2,700 institutions and 300,000 individuals through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage is tiered on the first $50 million of assets under management on behalf of the foregoing entities and lower on all assets in excess of $50 million.

ALLOCATIONS TO SUBSIDIARY CAPITAL ACCOUNTS

The Company has established a Subsidiary Capital Account with respect to the Common Stock as a class, and will establish such an account with respect to each series of Shares at the time a series is issued. Subsidiary Capital Accounts are maintained solely for the purpose of the allocations described below, and do not serve any other legal or accounting function. None of the Company's assets are segregated or earmarked with respect to those accounts.

The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class, including any interest earned on funds while held in the Escrow Account is allocated to the Subsidiary Capital Account for that series or class. Except as otherwise set forth below, items of income and expense, and losses, attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Shares and the Common Stock (collectively, "Capital Stock"), are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter.

For purposes of the following discussion, items shall be "related" to the Subsidiary Capital Account for the series identified with the Integon Account to which such items can be attributed.

(1)  Allocations with respect to underwriting activities are made as follows:

     (a) With respect to premiums ceded to the Company, 100% to the related Subsidiary Capital Account.

     (b) With respect to any agents' or brokers' commissions, ceding fees and commissions, commissions recaptured, unearned premiums, reinsurance premiums ceded, and any United States excise tax, 100% to the related Subsidiary Capital Account.

     (c) With respect to losses incurred and any amount of losses recovered through salvage, subrogation, reinsurance recoveries, reimbursement or otherwise, 100% to the related Subsidiary Capital Account.

     (d) With respect to return premiums, 100% to the related Subsidiary Capital Account.

     (e) With respect to any recapture premium or termination premium paid by the Company to MIC upon partial or complete termination of the Retrocession Agreement, and with respect to any fees, expenses, or losses recaptured in connection with such termination, 100% shall be allocated to the related Subsidiary Capital Account.

     (f) Notwithstanding the foregoing, for any calendar year for which a Subsidiary Capital Account has any earned premium, the amount of losses incurred on the business retroceded to the Company under the Retrocession Agreement (the "Business") which losses would otherwise be allocable to the Subsidiary Capital Account in accordance with the preceding paragraphs for such calendar year shall be allocated, or reallocated, to other Subsidiary Capital Accounts in accordance with the terms of this paragraph so as to prevent the Combined Ratio for such Subsidiary Capital Account for such year from exceeding 108%. Any losses incurred on the Business that would otherwise be allocable to a Subsidiary Capital Account for a calendar year and would result in a Combined Ratio for such Subsidiary Capital Account in excess of 108% shall be allocated to other Subsidiary Capital Accounts, pro rata, based upon the relative earned premiums of each Subsidiary Capital Account for the calendar year; provided, however, that only those Subsidiary Capital Accounts for Shares that each have a Combined Ratio of less than 108% for the year without regard to this paragraph will be taken into account for this purpose. If, as a result of an allocation of losses incurred on the Business as described in the preceding sentence, a Combined Ratio in excess of 108% otherwise would be created in one or more Subsidiary Capital Accounts, then the losses incurred on the Business above a 108% Combined Ratio will be reallocated in the manner provided in the preceding sentence until all losses incurred on the Business for the year have been allocated to Subsidiary Capital Accounts for the Shares or until each Subsidiary Capital Account for the Shares has a Combined Ratio for the year of 108%. In the event that the Combined Ratio of each Subsidiary Capital for the Shares is 108% after the application of the preceding sentences of this paragraph, the losses incurred on the Business for the calendar year above a Combined Ratio of 108% will be allocated to the Subsidiary Capital Account for the Common Stock. No adjustments will be made to the Subsidiary Capital Accounts rendered for prior quarters during the calendar year to reflect any allocation of losses required pursuant to this provision, and any such allocation shall be taken into account solely through entries to the Subsidiary Capital Accounts for the final quarter of the calendar year. All allocations and reallocations pursuant to this paragraph shall be made without giving effect to any allocations made pursuant to paragraph (g).

     (g) With respect to any recovery or offset for losses retained by MIC pursuant to the terms of the Retrocession Agreement, 100% shall be allocated to the related Subsidiary Capital Account.

(2) Any expenses or liabilities attributable to the Company's day-to-day operations, excluding any United States Federal income taxes, are allocated among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the relative earned premiums allocated to those accounts for the fiscal quarter in which the expense or liability is incurred, provided that for purposes of such allocation, series of Shares issued at any time during the twelve calendar months preceding the end of the fiscal quarter in which the expense or liability is incurred and series with respect to the which unearned premium is zero as of such fiscal quarter end, shall be excluded. The allocations set forth in this section of the Company's articles will not be made for a period of up to twelve months after the Company first issues Shares because Integon has agreed to bear all of the expenses identified in this paragraph for the period from the date that Shares are first issued (the "Issue Date") until the last day of the Company's fiscal quarter that immediately precedes the twelve month anniversary of the Issue Date.

(3) Any United States Federal income tax liability (and any interest thereon or any penalties related thereto) is allocated among the Subsidiary Capital Accounts based upon the relative contribution of each of those accounts to the Company's taxable income upon which the tax (or any interest or penalties) is imposed.

(4) Any expenses or liabilities attributable to the sale and issuance of Shares, including but not limited to the costs of compliance with regulations and requirements of the U.S. Securities and Exchange Commission and state securities laws (but not including ongoing periodic reporting costs), are allocated to the Subsidiary Capital Account for the Common Stock; however, Integon may undertake to pay such expenses.

(5) Any of the Company's expenses or liabilities not allocable in the manner described in paragraphs 2 through 4 above are allocated among the Subsidiary Capital Accounts on the basis of the relative amount of capital and surplus attributable to those accounts as of the end of the quarter preceding the date on which the expense or liability is incurred, provided that for purposes of such allocation, Subsidiary Capital Accounts with balances that are less than zero as of the end of the preceding quarter shall be excluded.

(6) (a) Investment income, net of any direct investment expense, is allocated among the Subsidiary Capital Accounts, pro rata, based upon the relative Investment Asset Balance (as defined in subparagraph (b) below), provided that for purposes of such allocation, Subsidiary Capital

          Accounts with Investment Asset Balances that are less than zero shall be excluded. For purposes of these allocations, net investment income includes realized (but not unrealized) gains and losses.

     (b) The Investment Asset Balance of each Subsidiary Capital Account is equal to the sum of the beginning cash balance in a Subsidiary Capital Account and the ending cash balance (excluding allocation of any investment income for the quarter then ending) in such account for a quarter divided by two. The cash balance in a Subsidiary Capital Account is equal to the sum of the loss reserves, unearned premium reserves and capital and surplus less deferred expenses.

(7) (a) Dividends, payments upon redemption or liquidation (described below), and any other distributions with respect to the Capital Stock are allocated to the Subsidiary Capital Account for the class or series with respect to which the dividend, payment or distribution was made.

     (b) Where all Shares of a series are redeemed in accordance with our procedures for redemption, any deficit in the Subsidiary Capital Account for that series is allocated first to the Subsidiary Capital Account for the Common Stock and then, any remaining unallocated deficit is allocated among the Subsidiary Capital Accounts for Shares with positive balances, pro rata, based upon such balances.

     (c) Where all Shares of a series are repurchased by the Company pursuant to its right of first refusal or redeemed in accordance with our procedures for redemption, the Subsidiary Capital Account for that series is terminated and the business previously allocated to the Subsidiary Capital Account is recaptured by MIC pursuant to the terms of the Retrocession Agreement.

(8) The Company's articles also provide that if the Company is liquidated, any deficit existing in any Subsidiary Capital Account is allocated first to the Subsidiary Capital Account for the Common Stock and then, any remaining unallocated deficit is allocated among the Subsidiary Capital Accounts for Shares with positive balances, pro rata, based upon such balances.

The allocations of income and expense, gains and losses, and distributions described above are subject to approval by the Company's board of directors, and when finally so approved are considered final and conclusive and will be binding on all holders of Shares for all purposes including without limitation any redemption of Shares pursuant to our procedures for redemption.

The Company's board of directors is authorized to interpret and apply the above allocation provisions and to adopt additional rules and guidelines as the board deems appropriate to carry out the intent of these provisions. The board's interpretations and any additional rules and guidelines adopted will also be binding on all shareholders.

Barbados insurance law requires that the Company maintain certain levels of net assets, which for this purpose are calculated without taking into account unrealized gains or losses. The Company is currently in compliance with these requirements. However, in the event that the Company is unable to comply with such requirements in the future, it has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus.

EMPLOYEES

The Company does not have any full-time employees. Rather, the Company relies on Aon Insurance Managers (Barbados) Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company-- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Company's board of directors and the committees thereof, however, remain responsible for the establishment and implementation of policy decisions.

COMPETITION

The business of insuring automobile and motorcycle risks is highly competitive, with many companies seeking to underwrite automobile and motorcycle insurance. All of the Company's business is currently derived from its retrocession agreement with MIC. Under this agreement, the Company reinsures insurance policies issued by subsidiaries and affiliates of Integon. Accordingly, the volume of the Company's business is dependent on the ability of those companies to market insurance products. Integon, through its subsidiaries and affiliates, competes with both large national writers and smaller regional companies in each state in which they operate. Some of these competitors have, from time to time, decreased prices in order to gain market share.

INSURANCE MANAGEMENT AGREEMENT

The Company has entered into an Insurance Management Agreement (the "Management Agreement") with the Manager, pursuant to which the Manager collects and disburses funds on behalf of the Company, provides accounting, clerical, telephone, facsimile, information management and other services for the Company, and advises and consults with the Company in regard to all aspects of the Company's retrocession activities. The current Management Agreement is for a continuous term subject to termination by either party upon 90 days advance written notice.

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and generally for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring automobile insurance policies on a multi-state basis in the United States. Under the terms of the Management Agreement, the Company is to pay the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. The Company and the Manager have agreed that until the Company becomes operational, the Company will pay the Manager on an hourly basis for services performed on behalf of the Company. For the year ended December 31, 2001, the Company incurred fees payable to the Manager in the amount of $15,706.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has thirteen employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Board.

The Manager was incorporated in Barbados in 1984, and is an affiliate of the Aon Group of Companies ("Aon"), an international insurance brokerage and insurance consulting firm. Aon, through its subsidiaries, offers and insures motor vehicle mechanical service agreements, extended warranty and related coverages with respect to vehicles sold by automobile dealerships in the United States. Under the terms of the Management Agreement, the Manager will treat all information concerning the business of the Company as confidential and will not disclose such information to Aon or any Aon affiliate without consent of the Company.

BARBADOS REGULATION AND TAXES

The Company's business is subject to regulation under the Barbados Exempt Insurance Act, 1983, as amended (the "Exempt Insurance Act"). The principal requirements of the Exempt Insurance Act require the Company to maintain its principal office in Barbados, appoint various professional advisors, and to meet certain capitalization and annual reporting requirements with respect to its operating activities and solvency requirements.

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available for a period ending December 31, 2029. Until December 31, 2014, the Company will be required to pay an annual licensing fee, which is currently $2,500, to obtain such guarantee. Thereafter, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

Item 2.  PROPERTIES

The Company neither owns nor maintains any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at One Financial Place, Collymore Rock, St. Michael, Barbados. The Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

Item 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no public market for the Shares or the other shares of the Capital Stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

     (b) All of the outstanding Common Stock of the Company is held by Integon. As of March 1, 2002, no Shares have been issued.

     (c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to the associated Subsidiary Capital Account provided (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and
          (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. As of March 1, 2002, the Company has not declared any dividends.

     (d) The Board will consider the minimum regulatory capital requirement, a provision for fluctuations in the value of the Company's investment portfolio and a provision for adverse development of loss experience to determine an appropriate minimum capital level and therefore the amount of dividends to be paid. The Board's objective is to maintain adequate capital to provide capacity for growth in premium so that dividends may be paid annually. There can be no assurance that any dividends will be paid in the future.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2001 and the period from March 20, 2000 (date of incorporation) to December 31, 2000 have been derived from the Company's audited financial statements.

                                                     December 31,
                                             2001                     2000
                                             ----                     ----
Interest                                  $   32,595              $   43,667
                                          ----------              ----------
Income                                    $   32,595              $   43,667
                                          ==========              ==========
Total Assets                              $1,076,262              $1,043,667
Shareholders' Equity                       1,076,262               1,043,667
Dividends Paid                                     0                       0


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Company was incorporated on March 20, 2000 and, as of March 1, 2002, has not commenced operations. When it does, its liquidity requirements will relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002 and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected in the forseeable future.

Capital Resources. The Company's capitalization on December 31, 2001 and 2000, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $76,262 and $43,667, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares, which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold). Barbados insurance law requires that the Company maintain a minimum capitalization of $125,000 and, in addition, that the recorded value of the Company's assets exceed its liabilities by: (a) $125,000 where the Company's earned premium in the preceding financial year did not exceed $750,000; (b) an amount equal to 20% of the Company's earned premium for the preceding financial year, where such income exceeded $750,000 but did not exceed $5,000,000; and (c) an amount equal to the aggregate of $1,000,000 and 10% of the amount by which the Company's earned premium for the preceding financial year exceeded $5,000,000. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary

Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus.

Results of Operations. The Company has not commenced operations as of the date of this report and accordingly, the Company's only income since incorporation has consisted of investment income earned on paid in capital with respect to the Common Stock. For the year ended December 31, 2001, the Company's first complete fiscal year, the Company had $32,595 of investment income. For the period from the date of incorporation to December 31, 2000, the Company had $43,667 of investment income. The diminution of investment income for the year ended December 31, 2001 over the period from the date of incorporation to December 31, 2000 is attributable to lower interest rates prevailing during the year ended December 31, 2001 compared to the prior period.

Under the terms of the Stock Purchase Agreement between Integon Corporation and the Company, Integon has agreed to bear (i) all organizational expenses and liabilities of the Company, (ii) expenses attributable to the registration of the Shares and initial compliance with federal and state securities and insurance laws, and (iii) all operational expenses and liabilities attributable to the Company's day-to day operations for the first year after Shares are first issued. As of December 31, 2001, the total amount of such expenses borne by Integon since inception totaled $504,868 (2001 - $104,493 and 2000 - $400,375).

Forward Looking Statements: The foregoing Management Discussion and Analysis contains various forward looking statements within the meaning of applicable federal securities laws and are based upon Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Item 7A.          QUANTITATIVE  DISCLOSURE ABOUT MARKET RISK

As of December 31, 2001, all of the Company's assets were in the form of U.S. dollar cash deposits and accordingly, the Company's exposure to risk of loss from changes in exchange rates, interest rates or equity prices was not material.

                          INDEPENDENT AUDITORS' REPORT






To the Shareholder of
INTEGON RE (BARBADOS), LIMITED
One Financial Place
Collymore Rock
St.  Michael, Barbados




We have audited the accompanying balance sheets of Integon Re (Barbados), Limited (the "Company") as of December 31, 2001 and 2000 and the related statement of operations and retained earnings, changes in shareholder's equity and cash flows for year ended December 31, 2001 and for the period March 20, 2000 (commencement of operations) to December 31, 2000 (expressed in United States dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit[s] in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Integon Re (Barbados), Limited as of December 31, 2001 and 2000 and the results of its operations, changes in shareholder's equity and cash flows for year ended December 31, 2001 and for the period March 20, 2000 (commencement of operations) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                            s/Deloitte & Touche


                                            CHARTERED ACCOUNTANTS




Bridgetown, Barbados
February 11, 2002

                         INTEGON RE (BARBADOS), LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                      (Expressed in United States Dollars)

                                         Note

ASSETS

                                                    2001               2000
                                                    ----               ----
Cash and cash equivalents                        $1,012,372         $1,005,501
Accrued interest income                                  86                490
Due from shareholder                                 63,804             37,676
                                                 ----------         ----------
Total Assets                                     $1,076,262         $1,043,667
                                                 ==========         ==========


STOCKHOLDER'S EQUITY

Share capital                             4
  Common shares - no par value
  Authorized - an unlimited number of
  shares; Issued and outstanding
  1,000,000 shares at December 31,
  2001 and 2000.                                 $1,000,000         $1,000,000
Retained earnings                                    76,262             43,667
                                                 ----------         -----------
Total Shareholder's Equity                       $1,076,262         $1,043,667
                                                 ==========         ===========


The accompanying notes form an integral part of these financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                   AND THE PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)




                                                   2001                  2000
                                                   ----                  ----
INCOME
     Interest                                     $32,595               $43,667
                                                  -------               -------

INCOME
     for the year/period                          $32,595               $43,667

RETAINED EARNINGS, beginning of
     year/period                                  $43,667                  --
                                                  -------               -------
RETAINED EARNINGS, end of year/period
                                                  $76,262               $43,667
                                                  =======               =======

The accompanying notes form an integral part of these financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                   AND THE PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)






                                                                      Total
                                                      Retained     Shareholder's
                                     Share Capital    Earnings        Equity
BALANCE
  at December 31, 2000                 $1,000,000      $43,667     $1,043,667
Net Income for the year/period                  -       32,595         32,595
                                       ----------      -------     ----------
BALANCE
    at December 31, 2001               $1,000,000      $76,262     $1,076,262
                                       ==========      =======     ==========


The attached notes form an integral part of these financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                             STATEMENT OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR

                  THE PERIOD FROM MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)


                                                           2001            2000
                                                           ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES
  Interest income received                           $   32,999      $   43,177
  Expenses paid and recoverable                         (26,128)        (37,676)
                                                     ----------      ----------
  Net cash provided by operating
     activities                                           6,871           5,501
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                    0       1,000,000
                                                     ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS,
  for the year/period                                     6,871       1,005,501
CASH AND CASH EQUIVALENTS, end of year/period        $1,012,372      $1,005,501
                                                     ==========      ==========

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

Net income                                           $   32,595      $   43,667
Change in:
  Accrued interest income                                   404            (490)
  Due from shareholder                                  (26,128)        (37,676)
                                                     ----------      ----------
                                                     $    6,871      $   5,501
                                                     ==========      ==========


The accompanying notes form an integral part of these financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE

                       PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)


Note 1.   NATURE OF BUSINESS

          The Company was incorporated on January 10, 2000 under the Laws of Barbados and is licensed under the Barbados Exempt Insurance Act. The Company's principal activity will be to assume risks with respect to property and casualty insurance policies (primarily automobile and motorcycle) sold to consumers in the United States through independent insurance agencies.

          All of the common shares of the Company are owned by Integon Corporation (Integon). Integon is an indirect wholly-owned subsidiary of General Motors Corporation.

Note 2.   SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          These financial statements are stated in United States dollars and prepared in conformity with accounting principles generally accepted in the United States of America.

          Use of Estimates

          The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Foreign Currency Translation

          Foreign currency assets and liabilities are translated into United States dollars ("U.S.") at the rate of exchange prevailing at the balance sheet date with any translation adjustments being included in shareholder's equity. Transactions in foreign currencies are converted at the rates of exchange prevailing at the date of the transactions and are included in net income.

          The functional currency for the Company is U.S. dollars. Insurance premiums will be ceded to the Company in U.S. dollars (upon commencement of reinsurance operations). Investments are generally made in U.S. dollar denominated securities.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE

                       PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)




Note 3.   RELATED PARTY TRANSACTIONS

          Total costs incurred on the formation of the company and other operating expenses through December 31, 2001 were paid by Integon Corporation and totalled $504,868. (2001 - $104,493 and 2000 -
          $400,375). The Company is not obligated to repay these amounts to Integon Corporation.


Note 4.   SHARE CAPITAL

          The Company is authorized to issue an unlimited number of shares of one class without par value to be designated common shares and 30,000 shares of one class without par value to be designated participating shares. At the balance sheet date, the share capital account consisted of the following shares which were issued and fully paid.


                                                       Issued  and  Outstanding
                                                       ------------------------
                                                         Number       Amount
                                                         ------       ------
                                       Common shares   $1,000,000   $1,000,000
                                                       ==========   ==========

          The holder of the common shares shall be entitled to elect five directors of the Company, one of whom must be a resident citizen in Barbados. The holders of the participating shares shall be entitled to elect one director of the Company.

          Generally, liquidation of the Company requires approval by at least 75% of the participating shares issued and outstanding.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE

                       PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)


Note 5.   SIGNIFICANT AGREEMENTS

          Retrocession Agreement

          Motor Insurance Corporation (MIC) and the Company are related parties. All of the common shares of the Company are owned by Integon. Integon and MIC are both wholly owned subsidiaries of GMAC Insurance Holdings, Inc., which is a wholly owned subsidiary of General Motors Acceptance Corporation (GMAC).

          Under this Retrocession Agreement, MIC will retrocede to the Company, when business commences, a portion (the "Retrocession Percentage") of MIC's risk in respect of certain property and casualty insurance policies that are reinsured by MIC. The amount of the Company's liability for any loss paid on a policy is equal to the Retrocession Percentage multiplied by the amount of the loss. The Retrocession Percentage, which can be either 20%, 30%, 40% or 50%, is established for each Integon Account with respect to which a series of participating shares are issued, outstanding and in good standing. In return for the Company assuming the risk retroceded to the Company by MIC under the Retrocession Agreement, MIC pays the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations, reduced by:

          (i) a ceding commission which is equal to the amount of such premiums multiplied by 26.5%, reduced by the amount of certain service fees paid to MIC;
          (ii)  any related agents' or brokers' commissions; and
          (iii) any U.S. premium excise tax imposed on such premiums.


          The Retrocession Agreement may be terminated as of the beginning of any month by either party upon not less than 30 days written notice.

          The Company believes that the Retrocession Agreement contains terms that are no less favorable to the company than would be obtained in an arms-length transaction. The Retrocession Agreement provides that business will be ceded to the company by MIC on a proportional basis subject to ceding commission of 26.5% which the company believes is commercially reasonable. The components of the ceding fee are the following:

          (i)   3.5% for premium taxes;
          (ii)  11.9% for loss adjustment expenses;
          (iii) 10.0% for other operating expenses;
          (iv)  1.1% for cash flow adjustment.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE

                          PERIOD MARCH 20 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)


Note 5.   SIGNIFICANT AGREEMENTS (CONTINUED)


          Investment Management Agreement

          The Company has entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock"). The management agreement provides that BlackRock will charge a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock with the applicable percentage based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage is tiered on the first $50 million of aggregate assets under management and lower on all assets in excess of $50 million.

          Insurance Management Agreement

          The Company has entered into an Insurance Management Agreement (the "Management Agreement") with Aon Insurance Managers (Barbados) Ltd. (the "Manager").

          Under the Management Agreement, the Manager collects and disburses funds on the Company's behalf, provides accounting, clerical, telephone, facsimile, information management and other services for the Company and advises and consults with the Company about all aspects of the Company's reinsurance activities. Under the terms of the Management Agreement, the Company will pay the Manager a fixed annual fee of $70,000 and a variable monthly fee of approximately $44 per series of Shares outstanding. The Manager is responsible for the payment of salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, the Company will pay all out-of-pocket-expenses, such as telephone, facsimile, postage, travel and other items on an expense reimbursement basis. The Management Agreement may be terminated by either party upon 90 days advance written notice.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE

                       PERIOD MARCH 20, 2000 (COMMENCEMENT

                       OF OPERATIONS) TO DECEMBER 31, 2000

                      (Expressed in United States Dollars)






Note 6.   TAXATION

          The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and gains taxes for a period of fifteen (15) years from the date of incorporation. Thereafter, for a further (15) years, the Company will be subject to tax at a rate of 2% on its taxable income, but the amount of such tax will not exceed $2,500 per annum.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our current officers and directors:

                                         POSITION WITH US (AND OTHER EMPLOYMENT
NAME                              AGE             DURING PAST FIVE YEARS)

Gary Y. Kusumi.................   55   Chairman and Chief Executive Officer,
                                       President and Director (Director,
                                       Integon, March 1998; President Windsor
                                       Insurance, 1996-1998; President Leader
                                       National Insurance, 1993-1996).

Bernard J. Buselmeier..........   46   Vice-President and Director (Executive
                                       Vice-President and Chief Financial
                                       Officer, Integon, April 1998;
                                       Vice-President and Treasurer, MIC,
                                       1993-1998, Treasurer, MIC 1989-1993).

Kenneth J. Jakubowski..........   45   Vice-President and Director
                                       (Vice-President, Integon, May 1997;
                                       Assistant Treasurer, Alexander &
                                       Alexander 1992-1997).

Peter R. P. Evelyn.............   60   Director (Attorney, Evelyn, Gittens &
                                       Farmer, a Barbados law firm, 1987).

Ronald W. Jones................   49   Vice-President, Finance (Managing
                                       Director, Aon Insurance Managers
                                       (Barbados) Ltd. (previously Alexander
                                       Insurance Managers), 1987).

Michael R. Boyce...............   62   Secretary (Principal, Colybrand Company
                                       Services, Limited, Barbados, 1993;
                                       previously principal, Price Waterhouse,
                                       Eastern Caribbean).

The directors and officers named above will serve in those capacities until the annual meeting of shareholders following the initial issuance of Shares. After Shares are first issued, and prior to such meeting, the directors named above may, but are not obligated to, select an additional director from among the holders of Shares. Thereafter, all directors will serve until the annual meeting of shareholders following their election.

Item 11. EXECUTIVE COMPENSATION

No director or officer of the Company is compensated directly for services as such. However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings. In addition, Mr. Jones is an officer of the Manager, which receives management fees and compensation for financial and administrative services. Mr. Evelyn is a member of the law firm of Evelyn, Gittens & Farmer, which serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Company Services Limited, St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Integon owns all of the issued and outstanding shares of the Common Stock of the Company, which consists of 1,000,000 shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


See Item 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and Item 11, EXECUTIVE COMPENSATION

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Index to Document List

          (1)   Financial Statements

                The following are included in Item 8:

                (i)   Independent Auditors' Report.

                (ii)  Balance Sheets, December 31, 2001 and 2000.

                (iii) Statements of Income and Retained Earnings for the year ended December 31, 2001 and the period from March 20, 2000 to December 31, 2000.

                (iv) Statements of Cash Flows for the year ended December 31, 2001 and the period March 20, 2000 to December 31, 2000.

                (v) Statement of Changes in Shareholders' Equity for the year ended December 31, 2001 and the period March 20, 2000 to December 31, 2000.

                (vi)  Notes to Financial Statements.

          (2) Financial Statement Schedules. Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

          (3)   Exhibits. The following exhibits are included in response to
                Item 14(c):

          3(a)  Articles of Incorporation.*

          10(a) Retrocession Agreement between Motors Insurance Corporation and
                Registrant.*

          10(c) Specimen Stock Purchase Agreement.*

          10(d) Stock Purchase Agreement between Registrant and Integon
                Corporation.*

          10(e) Insurance Management Agreement between Registrant and Aon
                Insurance Managers (Barbados) Ltd.*

          10(f) Investment Management Agreement between Registrant and BlackRock
                International, Ltd.*

          99(a) Certification Form.*

          * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, File no. 333-34088.

     (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 2001 have been filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTEGON RE (Barbados), LIMITED
                                               (Registrant)


                                             By s/Ronald W. Jones
                                                ------------------------------
                                                Ronald W. Jones
                                                Vice-President, Finance

                                             Date:  March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

   Signature                       Title                               Date

s/Gary Y. Kusumi
-------------------------   Chairman, Chief Executive Officer     March 25, 2002
   Gary Y. Kusumi           President and Director

s/Bernard J. Buselmeier
-------------------------   Executive Vice-President and          March 25, 2002
   Bernard J. Buselmeier    Director

s/Kenneth J. Jakabowski
-------------------------
   Kenneth J. Jakabowski    Vice President and Director           March 25, 2002

s/Peter R.P. Evelyn
-------------------------
   Peter R.P. Evelyn        Director                              March 25, 2002

s/Ronald W. Jones
-------------------------   Vice President Finance, Principal     March 22, 2002
   Ronald W. Jones          Financial and Accounting Officer

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

          No annual report or proxy solicitation materials were sent to shareholders prior to the filing of this report.