Form 10-Q
period 2002-03-31
INTEGON RE BARBADOS LTD
filed 2002-05-15
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934

For quarterly period ended         March 31, 2002
                           -----------------------------

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

                           Yes  X    No
                              -----    -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                           Class                          As of March 31, 2002
                           -----                          --------------------
Common Stock, no par-value                                           1,000,000

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          1.   Balance Sheets, March 31, 2002 and December 31, 2001.

          2. Statements of Operations and Retained Earnings for the three-month periods ended March 31, 2002 and 2001.

          3. Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three month period ended March 31, 2002 may not be indicative of results for the full year.

                         INTEGON RE (BARBADOS), LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                 March 31, 2002           December 31, 2001
                                                   (unaudited)                 (Audited)
                                              --------------------      --------------------
ASSETS
     Investments                              $          1,000,000      $          1,000,000
     Cash and cash equivalents                               9,311                    12,372
     Accrued investment income                                 178                        86
     Due from shareholder                                   69,143                    63,804
                                              --------------------      --------------------

     Total Assets                             $          1,078,632      $          1,076,262
                                              ====================      ====================

STOCKHOLDERS' EQUITY
     Share Capital
        Common Stock-no par value;
           Authorized - unlimited
           shares; issued and
           outstanding - 1,000,000
           shares at March 31, 2002
           and December 31, 2001              $          1,000,000      $          1,000,000

     Retained Earnings                                      78,632                    76,262
                                              --------------------      --------------------

     Total Stockholders' Equity               $          1,078,632      $          1,076,262
                                              ====================      ====================

                         INTEGON RE (BARBADOS), LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
                  MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                                                   Three Month Period        Three Month Period
                                                     Ended March 31,           Ended March 31,
                                                           2002                      2001
INCOME
    Interest earned                                $            2,370        $          12,322
                                                   --------------------      --------------------

TOTAL INCOME                                                    2,370                   12,322
                                                   --------------------      --------------------

RETAINED EARNINGS, beginning of
    period                                                     76,262                   43,667
                                                   --------------------      --------------------

RETAINED EARNINGS, end of period                   $           78,632        $          55,989
                                                   ====================      ====================

                         INTEGON RE (BARBADOS), LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2002 AND 2001
                                    UNAUDITED

                           (Expressed in U.S. Dollars)


                                                                   Three Month Period        Three Month Period
                                                                  Ended March 31, 2002      Ended March 31, 2001
Cash flows from operating activities:
     Administrative expenses paid                               $             (5,339)     $            (13,139)
     Investment income received                                                2,278                    12,576
                                                                --------------------      --------------------

Net cash used in operating activities                                         (3,061)                     (563)
                                                                ---------------------     ---------------------

Decrease in cash and cash equivalents                                         (3,061)                     (563)

Cash and cash equivalents,
     beginning of period                                                   1,012,372                 1,005,501

Cash and cash equivalents,
     end of period                                              $          1,009,311      $          1,004,938
                                                                --------------------      --------------------

Reconciliation of net income to net cash
     provided by operating activities:
     Net income                                                 $              2,370      $             12,322
     Change in:
         Accrued investment income                                               (92)                      254
         Due from shareholder                                                 (5,339)                  (13,139)
                                                                ---------------------     ---------------------

Net cash used in operating activities                           $             (3,061)     $               (563)
                                                                =====================     =====================

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Liquidity

The Company was incorporated on March 20, 2000 and as of the date of this report, has not commenced operations. When it does, its liquidity requirements will relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002? and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected during the next few years.

Capital Resources

The Company's capitalization on December 31, 2001 and March 31, 2002, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $76,262 and $78,632, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold).

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

Results of Operations

Because the Company has not commenced operations as of the date of this report, the Company's only income since incorporation has consisted of investment income that the Company earned on paid in capital with respect to the Common Stock. For the quarter ended March 31, 2002, the Company had $2,370 of investment income compared with $12,322 of investment income for the comparable period of the prior year. The reduction in investment income in the quarter under review compared to the comparable period in the prior year is attributable to reductions in the rate of interest received on the Company's investments.

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


Dated: May 15, 2002