Form 10-Q
period 2002-06-30
INTEGON RE BARBADOS LTD
filed 2002-07-31
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934

For quarterly period ended         June 30, 2002
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

                           Yes  X    No
                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                     As of June 30, 2002
          -----                                     -------------------
Common Stock, no par-value                               1,000,000

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         1.   Balance Sheets, June 30, 2002 and December 31, 2001.

         2. Statements of Operations and Retained Earnings for the three-month periods ended June 30, 2002 and 2001 and six-month periods ended June 30, 2002 and 2001.

         3. Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three-month and six-month periods ended June 30, 2002 may not be indicative of results for the full year.

                         INTEGON RE (BARBADOS), LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                               June 30, 2002   December 31, 2001
                                                (unaudited)        (Audited)
                                               --------------  -----------------

ASSETS
   Investments                                  $ 1,001,677       $ 1,000,000
   Cash and cash equivalents                            476            12,372
   Accrued investment income                            165                86
   Due from shareholder                              78,903            63,804
                                                -----------       -----------

   Total Assets                                 $ 1,081,221       $ 1,076,262
                                                ===========       ===========

STOCKHOLDERS' EQUITY
   Share Capital
      Common Stock-no par value;
         Authorized - unlimited
         shares; issued and
         outstanding - 1,000,000
         shares at June 30, 2002
         and December 31, 2001                  $ 1,000,000       $ 1,000,000

      Retained Earnings                              81,221            76,262
                                                -----------       -----------

      Total Stockholders' Equity                $ 1,081,221       $ 1,076,262
                                                ===========       ===========

                         INTEGON RE (BARBADOS), LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
                   MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
             AND THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)


                               Three Month Periods         Six Month Periods
                                  Ended June 30,             Ended June 30,
                                 2002        2001          2002         2001
                              ----------  ----------    ----------   ----------
INCOME
  Interest earned             $    2,589  $    9,691    $    4,959   $   22,013
                              ----------  ----------    ----------   ----------

TOTAL INCOME                       2,589       9,691         4,959       22,013
                              ----------  ----------    ----------   ----------


RETAINED EARNINGS,
  beginning of
  period                          78,632      55,989        76,262       43,667
                              ----------  ----------    ----------   ----------


RETAINED EARNINGS,            $   81,221  $   65,680    $   81,221   $   65,680
  end of period               ==========  ==========    ==========   ==========

                         INTEGON RE (BARBADOS), LIMITED
            STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
                             JUNE 30, 2002 AND 2001
                                    UNAUDITED
                           (Expressed in U.S. Dollars)


                                                          Six Month Periods
                                                            Ended June 30,
                                                         2002           2001
                                                    -------------   ------------

Cash flows from operating activities:
  Administrative expenses paid and
recoverable                                         $    (15,099)   $   (18,670)
  Investment income received                               4,880         15,956
                                                    -------------   ------------

Net cash used in operating activities                    (10,219)        (2,714)
                                                    -------------   ------------


Decrease in cash and cash equivalents                    (10,219)        (2,714)
Cash and cash equivalents,
  beginning of period                                  1,012,372      1,005,501
                                                    -------------   ------------
Cash and cash equivalents,
  end of period                                      $ 1,002,153    $ 1,002,787
                                                    -------------   ------------

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                                         $     4,959    $    22,013
  Change in:
    Accrued investment income                                (79)        (6,057)
    Due from shareholder                                 (15,099)       (18,670)
                                                    -------------   ------------

Net cash used in operating activities                $   (10,219)   $    (2,714)
                                                    =============   ============

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

Capital Resources

The Company's capitalization on December 31, 2001 and June 30, 2002, consisted of paid in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $76,262 and $81,221, respectively. In the future, the Company's capitalization will also include paid in capital with respect to the Participating Shares which will range from $125,000 to $7,500,000 (depending on the number of Participating Shares sold).

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

Results of Operations

Because the Company has not commenced operations as of the date of this report, the Company's only income since incorporation has consisted of investment income that the Company earned on paid in capital with respect to the Common Stock. For the three and six-month periods ended June 30, 2002, the Company had investment income of $2,589 and $4,959, respectively, compared with $9,691 and $22,013 of investment income for the comparable periods of the prior year. The reduction in investment income in the quarter and six-month periods under review compared to the comparable periods of the prior year is attributable to reductions in the rate of interest received on the Company's investments.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

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


Dated: July 30, 2002