Form 10-Q/A
period 2002-06-30
INTEGON RE BARBADOS LTD
filed 2002-08-06
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

This Amendment No. 1 to the Form 10-Q of Integon Re (Barbados), Limited (the "Company") for the quarter ended June 30, 2002, is being filed for the purposes of adding the "Recent Development" section to the Management's Discussion and Analysis of Financial Condition and Results of Operations and to provide the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations

Liquidity

The Company was incorporated on March 20, 2000 and as of June 30, 2002, had not commenced operations. When it does, its liquidity requirements will relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, will be its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002 and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected during the next few years.

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

Results of Operations

Because the Company has not commenced operations as of June 30, 2002, the Company's only income since incorporation has consisted of investment income that the Company earned on paid in capital with respect to the Common Stock. For the three and six-month periods ended June 30, 2002, the Company had investment income of $2,589 and $4,959, respectively, compared with $9,691 and $22,013 of investment income for the comparable periods of the prior year. The reduction in investment income in the quarter and six-month periods under review compared to the comparable periods of the prior year is attributable to reductions in the rate of interest received on the Company's investments.

Recent Developments

As of August 1, 2002, the Company had received and accepted subscriptions for 600 shares of its Participating Stock and the Company intends to issue shares and commence operations in August of 2002.

Forward-Looking Statements

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

                   INTEGON RE (BARBADOS), LIMITED (Registrant)

                                    By:  s/Ronald W. Jones
                                         ------------------
                                         Ronald W. Jones
                                         Vice President, Finance
                                         Signing on behalf of
                                         the Registrant, and
                                         Principal Financial Officer


Dated: August 2, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Integon Re (Barbados), Limited (the "Company") on Form 10-Q for the period ending June 30, 2002 as previously filed with the Securities and Exchange Commission and as amended by this Amendment No. 1 (the "Report"), Gary Y. Kusumi, Chief Executive Officer of the Company, and Ronald W. Jones, Vice-President-Finance of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                            /s/ Gary Y. Kusumi
                                            --------------------------
                                            Gary Y. Kusumi

                                            August 5, 2002
                                            --------------------------
                                            Date

                                            /s/ Ronald W. Jones
                                            --------------------------
                                            Ronald W. Jones

                                            August 5, 2002
                                            --------------------------
                                            Date