Form 10-Q
period 2002-09-30
INTEGON RE BARBADOS LTD
filed 2002-11-15
CIK 1109711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For quarterly period ended         September 30, 2002
                           ---------------------------------

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

                           Yes  X    No
                              -----    -------


          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes       No  X
                              ----     -------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                           Class                       As of September 30, 2002

Common Stock, no par-value                                       1,000,000
Participating Stock,                                                   600

          This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

          1.   Balance Sheets, September 30, 2002 and December 31, 2001.

          2. Statements of Operations and Retained Earnings for the three-month periods ended September 30, 2002 and 2001 and nine-month periods ended September 30, 2002 and 2001.

          3. Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

In the opinion of Management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three-month and nine-month periods ended September 30, 2002 may not be indicative of results for the full year.

                         INTEGON RE (BARBADOS), LIMITED
                                 BALANCE SHEETS
                           (Expressed in U.S. Dollars)


                                                     September 30,
                                                         2002              December 31, 2001
                                                      (unaudited)              (Audited)
                                                  -------------------     -------------------
ASSETS
   Cash and cash equivalents                            1,145,841              1,012,372
   Accrued interest income                                    334                     86
   Due from Motors Insurance Corporation                  124,174                      0
   Due from common shareholder                             87,169                 63,804
   Deferred acquisition costs                              59,786                      0
                                                  -------------------     -------------------

   Total Assets                                   $     1,417,304         $    1,076,262
                                                  ===================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Unearned premiums                                      165,450                      0
   Reserves for unpaid losses                              16,710                      0
                                                  -------------------     -------------------

   Total Liabilities                                      182,160                      0
                                                  -------------------     -------------------

STOCKHOLDERS' EQUITY
   Share Capital
       Common Stock-no par value;
          Authorized - unlimited
          shares; issued and
          outstanding - 1,000,000
          shares at September 30,
          2002 and December 31,
          2001                                    $     1,000,000         $    1,000,000
       Participating Stock
          Authorized - unlimited
          shares; issued and
          outstanding - 600 shares
          at September 30, 2002
          and nil shares at
          December 31, 2001                               150,000                      0
                                                  -------------------     -------------------
                                                        1,150,000              1,000,000
   Retained Earnings                                       85,144                 76,262
                                                  -------------------     -------------------

   Total Stockholders' Equity                           1,235,144              1,076,262
   Total Liabilities and
   Stockholders' Equity                           $     1,417,304         $    1,076,262
                                                  ===================     ===================

                         INTEGON RE (BARBADOS), LIMITED
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE
                     THREE MONTH PERIODS ENDED SEPTEMBER 30,
                    2002 AND 2001 AND THE NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)



                                               Three Month Periods                            Nine Month Periods
                                               Ended September 30,                           Ended September 30,
                                           2002                    2001                   2002                  2001

INCOME
    Premiums earned                      $ 29,473               $      0               $ 29,473              $      0
    Interest earned                         2,123                  7,482                  7,082                29,495
                                         ---------              ---------              ---------             ---------

TOTAL INCOME                               31,596                  7,482                 36,555                29,495
                                         ---------              ---------              ---------             ---------

EXPENSES
  Acquisition costs                        10,963                      0                 10,963                     0
    Increase in loss reserves              16,710                      0                 16,710                     0
                                         ---------              ---------              ---------             ---------

TOTAL EXPENSES                             27,673                      0                 27,673                     0
                                         ---------              ---------              ---------             ---------

NET INCOME                                  3,923                  7,482                  8,882                29,495

RETAINED EARNINGS,
    beginning of
    period                                 81,221                 65,680                 76,262                43,667
                                         ---------              ---------              ---------             ---------

RETAINED EARNINGS, end of period         $ 85,144               $ 73,162               $ 85,144              $ 73,162
                                         =========              =========              =========             =========

                         INTEGON RE (BARBADOS), LIMITED
            STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                    UNAUDITED
                           (Expressed in U.S. Dollars)


                                                                     Nine Month Periods
                                                                    Ended September 30,
                                                               2002                      2001
Cash flows from operating activities:
  Administrative expenses paid and
     recoverable                                          $     (23,365)           $    (18,670)
  Interest income received                                        6,834                  29,857
                                                          --------------           -------------

Net cash (used in)/provided by operating
  activities                                                    (16,531)                 11,187
                                                          --------------           -------------

Cash flows from financing activities:
  Proceeds from issuance of
     Participating Stock                                        150,000                       0
                                                          --------------           -------------

Net cash provided by financing activities                       150,000                       0
                                                          --------------           -------------

Increase in cash and cash equivalents                           133,469                  11,187
Cash and cash equivalents,
  beginning of period                                         1,012,372               1,005,501
                                                          --------------           -------------
Cash and cash equivalents,
  end of period                                           $   1,145,841            $  1,016,688
                                                          ==============           =============

Reconciliation of net income to net cash
  (used in)/provided by operating
  activities:
  Net income                                              $       8,882            $     29,495
  Change in:
     Accrued interest income                                     (248)                      362
     Due from Motors Insurance Corporation                   (124,174)                        0
     Due from common shareholder                              (23,365)                  (18,670)
     Deferred acquisition expenses                            (59,786)                        0
     Unearned premiums                                        165,450                         0
     Reserves for unpaid losses                                16,710                         0
                                                          --------------           -------------

Net cash (used in)/provided by operating
  activities                                              $   (16,531)             $     11,187
                                                          ==============           =============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Critical Accounting Policies. During the quarter ended September 30, 2002, the Company made no changes in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity
---------
The Company was incorporated on March 20, 2000 and commenced operations during the quarter ended September 30, 2002. Its liquidity requirements relate to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Participating Shares, are its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2002 and in future years to which its reinsurance liabilities will extend. No capital expenditures are expected during the next few years.

Capital Resources
-----------------
During the quarter ended September 30, 2002, 6 series of Participating Shares were issued. Prior to the quarter under review, the Company had not issued any Participating Shares. The Company's capitalization on September 30, 2002, was $1,235,144 consisting of paid in capital with respect to the Common Stock of $1,000,000 and paid in capital with respect to the Participating Shares of $150,000, and earnings retained for use in its business in the amount of $85,144. The Company's capitalization on December 31, 2001, was $1,076,262 consisting of paid in capital with respect to the Common Stock of $1,000,000 and earnings retained for use in its business in the amount of $76,262.

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

Results of Operations
---------------------
During the quarter ended Septmber 30, 2002, the Company's Retrocession Agreement ("Retrocession Agreement") with Motors Insurance Company ("MIC"), pursuant to which MIC retrocedes to the Company, a portion of MIC's risks in respect of certain automobile and motorcycle insurance policies reinsured by MIC (the "Policies") became effective. Under the Retrocession Agreement, MIC retrocedes to the Company a portion (the "Retrocession Percentage") of MIC's risk in respect of the Policies to the extent the Policies are attributable to an Integon Account in respect of which a series of Participating Shares is issued, outstanding and in good standing, and the policies are issued or renewed after the effective date of the Retrocession Agreement. The amount of the Company's liability for any loss paid on a Policy is equal to the Retrocession Percentage multiplied by the amount of the loss. The Company's loss exposure is generally not capped. The Retrocession Percentage, which can be either 20%, 30%, 40% or 50%, is established with respect to each series of Participating Shares. In return for the Company assuming the risk retroceded to it by MIC under the Retrocession Agreement, MIC pays the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations, reduced by:

     (i) a ceding commission which is equal to the amount of such premiums multiplied by 26.5%, reduced by the amount of certain service fees paid to MIC;

     (ii) any related agents' or brokers' commissions; and

     (iii)any U.S. premium excise tax imposed on such premiums.

Settlements between MIC and the Company with respect to all amounts under the Retrocession Agreement are made on a quarterly basis. This discussion of the Retrocession Agreement should be read in conjunction with the discussion of the Retrocession Agreement contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Because the Company did not commence operations until the quarter ended September 30, 2002, its only income prior to the quarter under review consisted of interest income that it earned on paid in capital with respect to the Common Stock. During the quarter ended September 30, 2002, the Company had net income of $3,923 compared with net income of $7,482 for the comparable period in 2001. For the nine month period ended September 30, 2002, the Company had net income of $8,882 compared with net income of $29,495 for the comparable period in 2001. As discussed below, the decreases in net income for the quarter and nine month periods ended September 30, 2002 compared to the comparable periods of 2001 were primarily a result of decreases in interest income which offset underwriting income earned during the quarter under review.


During both the quarter and nine month periods ended September 30, 2002, the Company had earned premiums of $29,473 and incurred expenses of $27,673, producing net underwriting income of $1,800. Because the Company did not commence operations until the quarter under review, it had no earned premiums, incurred expenses or underwriting income for the comparable periods of 2001.

Interest income for the quarter ended September 30, 2002 was $2,123, compared to $7,482 for the comparable period of 2001. Interest income for the nine month period ended September 30, 2002 was $7,082, compared to $29,495 for the comparable period of 2001. The Company's interest income consists of interest earned on short term bank certificates of deposit. The decrease in interest income for the quarter and nine month period under review compared to the comparable periods of 2001 is attributable to reductions in the rate of interest received on the Company's investments.

Forward Looking Statements
--------------------------
The foregoing Management Discussion and Analysis contains various forward looking statements within the meaning of applicable federal securities laws and are based upon the Company's current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


Part II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                   INTEGON RE (BARBADOS), LIMITED (Registrant)

                                    By:  s/Ronald W. Jones
                                         ------------------
                                         Ronald W. Jones
                                         Vice President, Finance
                                         Signing on behalf of
                                         the Registrant, and
                                         Principal Financial Officer


Dated:  November 14, 2002

                                 CERTIFICATIONS



I, Gary Y. Kusumi, Chief Executive Officer of Integon Re (Barbados), Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integon Re (Barbados), Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002                                  s/ Gary Y. Kusumi
      ---------------------                          ---------------------------
                                                     Gary Y. Kusumi
                                                     Chairman, Chief Executive
                                                     Officer, President and
                                                     Director

I, Ronald W. Jones, Principal Financial Officer of Integon Re (Barbados), Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integon Re (Barbados), Limited;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002                                    s/ Ronald W. Jones
      ------------------                               -----------------------
                                                       Ronald W. Jones
                                                       Vice-President, Finance
                                                       and Principal Financial
                                                       Officer