Form 10-K
period 2002-12-31
INTEGON RE BARBADOS LTD
filed 2003-03-31
CIK 1109711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  Annual Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

                                       or

| |  Transition Report Pursuant to Section 13 or 15(d) of
     The Securities Exchange Act of 1934

                        Commission file number 333-34088

                         INTEGON RE (BARBADOS), LIMITED
             (Exact name of registrant as specified in its charter)

            Barbados                                          Not Applicable
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

One Financial Place
Collymore Rock
St. Michael, Barbados, W.I.                                     Not Applicable
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (246) 436-4895

Securities registered pursuant to Section 12(b) of the Act:  None

                                                            Name of each
   Title of each class                              Exchange on which registered

          None                                                  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES |X|   No  | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES | |   No  |X|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                         As of March 15, 2003
                    -----                         --------------------
         Common Stock, no-par value                    1,000,000
      Participating Stock, no-par value                   600

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was 0.*

     * Based on current offering price of $250.00 per share.

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1.   BUSINESS.............................................................3
ITEM 2.   PROPERTIES...........................................................9
ITEM 3.   LEGAL PROCEEDINGS....................................................9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..............................................................9
ITEM 6.   SELECTED FINANCIAL DATA.............................................10
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................10
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........13
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................13
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................24
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................24
ITEM 11.  EXECUTIVE COMPENSATION..............................................25
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......25
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25
ITEM 14.  CONTROLS AND PROCEDURES.............................................25
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....26

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "will," "anticipates," "estimates," "intends," "believes" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable risks and uncertainties, some of which relate particularly to our business, such as our ability to set adequate premium rates and maintain adequate reserves, our ability to compete effectively and our ability to grow our business through internal growth as well as though acquisitions. Other risks and uncertainties may be related to the insurance industry generally or the overall economy, such as regulatory developments, industry consolidation and general economic conditions and interest rates. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

Integon Re (Barbados), Limited (the "Company") was incorporated in Barbados on January 10, 2000. The Company became registered in Barbados as an insurer on March 31, 2000 and commenced reinsurance operations on August 1, 2002.

The business of the Company is the assumption of risks under insurance policies, including primarily automobile and motorcycle insurance policies, sold through independent insurance agencies and then reinsured by Motors Insurance Corporation ("MIC"). The Company only assumes risk on policies that are reinsured by MIC and are attributable to an Integon Account (the "Policies"). The Policies are issued by subsidiaries or affiliates of Integon Corporation ("Integon"), reinsured by MIC, and retroceded to the Company. Shares of the Company's Participating Stock (the "Shares") are sold to persons or entities designated by the insurance agency or agencies with respect to which Integon maintains an Integon Account. A separate series of Shares is created for each Integon Account, and a separate "Subsidiary Capital Account" is maintained for each such series. The financial results of the Company reflect both underwriting and investment experience, which is allocated among the Subsidiary Capital Accounts. See "Business--Allocations To Subsidiary Capital Accounts."

                                THE RETROCESSION

The Retroceding Company

MIC, the retroceding company under the Retrocession Agreement described below, is a stock insurance company organized under the laws of Michigan. All of MIC's outstanding stock is owned by GMAC Insurance Holdings, Inc., a wholly owned subsidiary of General Motors Acceptance Corporation which, in turn, is a wholly owned subsidiary of General Motors. MIC, directly and through its subsidiaries, offers property and casualty coverages in all 50 states and the District of Columbia, Canada, Europe, Latin America and Asia Pacific. MIC's A.M. Best Company's insurance financial rating is currently A + (Superior), one of the highest possible ratings.

The Retrocession Agreement

The Company entered into a "quota share" retrocession agreement with MIC (the "Retrocession Agreement") which became effective as of March 31, 2000. Pursuant to the Retrocession Agreement, MIC retrocedes to the Company, and the Company is obligated to assume, a portion (the "Retrocession Percentage") of MIC's risks in respect of automobile and motorcycle insurance policies reinsured by MIC, to the extent that such policies are attributable to an Integon Account in respect of which a series of Shares is issued, outstanding and in good standing (the "Policies"), and such Policies are issued or renewed on or after the effective date of the Retrocession Agreement. The Retrocession Percentage, which can be either 20%, 30%, 40% or 50%, is established for each Integon Account with respect to which a series of Shares is issued, outstanding and in good standing.

In return for the Company assuming risks retroceded to it by MIC under the Retrocession Agreement, MIC will pay to the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations reduced by (i) a ceding commission of 26.5% of such premiums, reduced by the amount of certain service fees paid to MIC, (ii) any related agents' and brokers' commissions, and (iii) any U.S. premium excise taxes imposed on such premiums. Net settlements between the Company and MIC will be made quarterly and will fluctuate from quarter to quarter.

The Retrocession Agreement provides that in the event that the Company redeems or repurchases a series of Shares, no further risks will be retroceded to the Company with respect to new or renewal Policies attributable to the Integon Account related to the redeemed or repurchased Shares that become effective on or after the effective date of redemption or repurchase. In addition, MIC will recapture, as of that date, the business retroceded to the Company with respect to the Integon Account related to such Shares. In consideration of that recapture, the Company will pay a termination premium to MIC in an amount equal to the unearned premiums and unpaid losses (discounted under applicable U.S. tax rules) less deferred acquisition costs (the "Termination Premium") on the recaptured business. This recapture will relieve the Company of any obligations in respect of risks retroceded to the Company with respect to the Integon Account related to the Shares before the date of the repurchase or redemption.

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

Reallocation of Insurance Losses; Retention of Insurance Losses by MIC

The Company's Articles of Incorporation provide that losses the Company incurs on the business the Company reinsures that are attributable to an Integon Account will be allocated to the Subsidiary Capital Account for the Shares issued with respect to that Integon Account and therefore will reduce the value of such Shares. However, in certain situations, losses on the business will not be allocated in this manner. Under the Company's Articles of Incorporation, to the extent that the allocation of losses incurred under the Agreement would result in a "Combined Ratio" for a Subsidiary Capital Account in excess of 108% for any calendar year, such losses will be reallocated among the other Subsidiary Capital Accounts ("Unrelated Accounts"), pro rata, based on relative earned premium. The Combined Ratio for a Subsidiary Capital Account is equal to the sum of losses incurred, commission expense, ceding fee and U.S. premium excise taxes divided by earned premium, to the extent that such amounts are attributable to the business allocated to the Subsidiary Capital Account. In the event that the Combined Ratio for each Subsidiary Capital Account for each series of Shares issued and outstanding is 108% after reallocation of losses, any additional losses will be reallocated to the Subsidiary Capital Account for the Common Stock. The Agreement provides that MIC will retain losses that would otherwise be reallocated to an Unrelated Account pursuant to such reallocation provisions to the extent that the reallocation of losses would increase the Combined Ratio for the Unrelated Account for any calendar year by more than 5 percentage points.

Types of Risks Subject to Retrocession

Risks assumed under the Agreement are limited to insurance policies issued by subsidiaries or affiliates of Integon and reinsured by MIC. These policies provide liability, physical damage, and/or other types of insurance coverage that a consumer may elect.

                                INVESTMENT INCOME

A major source of income to an insurance company is income earned on the investment of amounts not currently required to meet losses or expenses. The principal funds available for investment by the Company will come from accumulated capital and the cumulative excess of premiums collected over losses and operating expenses paid.

The Company's funds are invested in a manner consistent with investment guidelines established by the Board of Directors of the Company (the "Board"). The Company is currently permitted to invest in U.S. Treasury and agency securities, agency and non-agency mortgage-backed securities, obligations of domestic and foreign corporations, asset-backed securities, municipal securities and money market instruments. The Board reviews on a regular basis and, where appropriate, revises the investment objectives and guidelines for management of the Company's funds. There can be no assurance, however, as to whether a particular investment objective, once adopted, can be achieved or that adverse factors would not cause a decrease in the overall value of the Company's investment portfolio.

Effective February 8, 2000, the Company entered into an investment management agreement with BlackRock International, Ltd. ("BlackRock") pursuant to which BlackRock manages the investment and reinvestment of the Company's fixed income portfolio in accordance with the Company's investment guidelines. BlackRock is a subsidiary of BlackRock, Inc. which had approximately $273 billion of assets under management as of December 31, 2002. BlackRock, Inc. manages assets on behalf of institutions and individuals through a variety of equity, fixed income, liquidity and alternative investment, and mutual fund products. Under the terms of the investment management agreement, BlackRock charges the Company a management fee calculated as a percentage of the net asset value of the Company's portfolio managed by BlackRock. The applicable percentage is based on the aggregate amount of assets managed by BlackRock on behalf of the Company and certain other related entities. The applicable percentage on the first $50 million of assets under management on behalf of the foregoing entities is higher than the percentage that is applicable on assets in excess of $50 million.

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

The consideration received by the Company upon the issuance of a particular series of Shares and the Common Stock as a class, including any interest earned on funds while held in the escrow account is allocated to the particular Subsidiary Capital Account for that series or class. Except as otherwise set forth below, items of income and expense, and losses, attributable to insurance underwriting activities are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter. Investment experience, and other items of income and expense, gains and losses and distributions with respect to the Shares and the Common Stock (collectively, "Capital Stock"), are determined and allocated to the Subsidiary Capital Accounts as of the end of each quarter.

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

(2) Any expenses or liabilities attributable to the Company's day-to-day operations, excluding any United States Federal income taxes, are allocated among all Subsidiary Capital Accounts for the Shares pro rata in accordance with the relative earned premiums allocated to those accounts for the fiscal quarter in which the expense or liability is incurred, provided that for purposes of such allocation, series of Shares issued at any time during the twelve calendar months preceding the end of the fiscal quarter in which the expense or liability is incurred and series with respect to which the unearned premium is zero as of such fiscal quarter end, shall be excluded. The allocations set forth here will not be made for a period of up to twelve months after the Company first issues Shares because Integon has agreed to bear all of the expenses identified in this paragraph for the period from the date that Shares are first issued (the "Issue Date") until the last day of the Company's fiscal quarter that immediately precedes the twelve month anniversary of the Issue Date.

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

     (b) Where all Shares of a series are redeemed in accordance with our procedures for redemption, any deficit in the Subsidiary Capital Account for that series is allocated first to the Subsidiary Capital Account for the Common Shares and then, any remaining unallocated deficit is allocated among the Subsidiary Capital Accounts for Shares with positive balances, pro rata, based upon such balances.

     (c) Where all Shares of a series are repurchased by the Company pursuant to its right of first refusal or redeemed in accordance with our procedures for redemption, the Subsidiary Capital Account for that series is terminated and the business previously allocated to the Subsidiary Capital Account is recaptured by MIC pursuant to the terms of the Retrocession Agreement.

(8) The Company's Articles of Incorporation also provide that if the Company is liquidated, any deficit existing in any Subsidiary Capital Account is allocated first to the Subsidiary Capital Account for the Common Stock and then, any remaining unallocated deficit is allocated among the Subsidiary Capital Accounts for Shares with positive balances, pro rata, based upon such balances.

The allocations of income and expense, gains and losses, and distributions described above are subject to approval by the Company's Board, and when finally so approved are considered final and conclusive and will be binding on all holders of Shares for all purposes including without limitation any redemption of Shares pursuant to our procedures for redemption.

The Company's Board is authorized to interpret and apply the above allocation provisions and to adopt additional rules and guidelines as the Board deems appropriate to carry out the intent of these provisions. The Board's interpretations and any additional rules and guidelines adopted will also be binding on all shareholders.

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

                                    EMPLOYEES

The Company does not have any full-time employees. Rather, the Company relies on Aon Insurance Managers (Barbados) Ltd. (the "Manager") to handle its day-to-day operations. (See "Business of the Company-- Insurance Management Agreement," below.) In addition, corporate secretarial services for the Company are provided by Colybrand Company Services Limited of St. Michael, Barbados. The Company's Board and the committees thereof, however, remain responsible for the management of the business and affairs of the Company.

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

Pursuant to the Management Agreement, the Manager has undertaken to maintain an office in Barbados to perform its duties. Further, during the term of the Management Agreement and for a period of one year thereafter, the Manager has agreed not to provide management or accounting services for any other company which, by the nature of its operations, is offering, insuring or reinsuring automobile insurance policies on a multi-state basis in the United States. Under the terms of the Management Agreement, the Company is to pay the Manager a fixed annual fee plus a monthly variable fee based on the number of outstanding series of Shares at each calendar month end. The Company and the Manager agreed that until the Company became operational, the Company would pay the Manager on an hourly basis for services performed on behalf of the Company. For the year ended December 31, 2002, the Company incurred fees payable to the Manager in the amount of $30,404.

The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to the services it provides on the Company's behalf. However, out-of-pocket expenses, such as telephone, facsimile, postage, courier delivery, travel and other items are borne by the Company on an expense reimbursement basis.

The Manager performs services similar to those performed for the Company for several other entities. The Manager has thirteen employees. In addition, the Manager may draw upon the resources of its affiliates as needed to provide the services contemplated under the Management Agreement. No employee of the Manager devotes all of his or her time to the business of the Company. However, the Manager is obligated to devote all employee time necessary to ensure the performance of the Manager's duties under the Management Agreement. The Manager is subject to the control and direction of the Company's Board.

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

Under the Exempt Insurance Act, no income tax, capital gains tax or other direct tax or impost is levied in Barbados on the results of the Company's operations (except as noted below), or on transfers of securities or assets of the Company to any person who is not a resident of Barbados. The Company has received a guarantee from the Minister of Finance of Barbados that such benefits and exemptions will be available until at least December 31, 2029. Until December 31, 2014 the Company will be required to pay an annual licensing fee, which is currently $2,500, to obtain such guarantee. Thereafter, the Company will be subject to tax at a rate of 2% on its taxable income provided that the amount of such tax will not exceed $2,500 per annum.

                  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

During the last three fiscal years, we have depended entirely on revenue from sources located in the United States.

ITEM 2. PROPERTIES

The Company does not own any office space or facilities. Rather, the business office for the Company is provided by the Manager and is located at One Financial Place, Collymore Rock, St. Michael, Barbados. The Company believes that these facilities are adequate for its current and anticipated future needs. In addition, the Manager supplies all equipment for the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public market for the Shares or the shares of the Capital Stock of the Company, and none is expected to develop. Transfer of the Shares is restricted by the terms of a Stock Purchase Agreement and requires approval by the Supervisor of Insurance in Barbados.

(b) All of the Common Stock of the Company is held by Integon. As of March 15, 2003, 600 Shares had been issued, with 6 holders of Shares, representing 6 series of Shares.

(c) Under the Articles of Incorporation, the holders of Shares are entitled to receive minimum dividends equal to their pro-rata share of 20% of net income attributable to their associated Subsidiary Capital Account provided
     (i) the Company meets the Barbados regulatory requirements without regard to any letter of credit or guarantee, and (ii) the related Subsidiary Capital Account would also meet those requirements after giving effect to the dividend. As of March 15, 2003, the Company has not declared any dividends.

(d) In determining the amount of dividends to pay, the Board considers the minimum regulatory capital requirement, fluctuations in the value of the Company's investment portfolio and adverse development of loss experience to determine an appropriate minimum capital level. The Board's objective is to maintain adequate capital to provide capacity for growth in premium so that dividends may be paid annually. There can be no assurance that any dividends will be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2002 and December 31, 2001, and the period from March 20, 2000 (date of incorporation) to December 31, 2000 have been derived from the Company's audited financial statements.


                                      December 31,
                        ---------------------------------------------
                        2002             2001              2000
Interest                $     9,357      $    32,595      $    43,667
                        -----------      -----------      -----------
Net Income              $    23,409      $    32,595      $    43,667
                        ===========      ===========      ===========
Total Assets            $ 1,722,546      $ 1,076,262      $ 1,043,667
Shareholders' Equity      1,249,671        1,076,262        1,043,667
Dividends Paid                    0                0                0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of assets and liabilities reported by us at the date of the financial statements and the revenues and expenses reported during the reporting period. As additional information becomes available or actual amounts become determinable, the recorded estimates may be revised and reflected in operating results. Actual results could differ from those estimates. Accounts that, in our judgment, are most critical to the preparation of our financial statements include policy liabilities and accruals, deferred policy acquisition costs, valuation of certain investments and deferred taxes.

The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported. For purposes of establishing loss reserves, the Company relies upon the advice of Integon. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns and ultimate claim costs. An inherent assumption in such projections is that historical patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves complex, subjective judgments, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed reserves and have a material adverse effect on our results of operations and financial condition. These estimates are regularly reviewed by management and adjustments to such estimates are included in income on a current basis.

Insurance premiums are earned over the terms of the policies. The portion of premiums written applicable to the unexpired term of policies is recorded as unearned premiums.

Commissions paid to independent agents writing policies are deferred and amortized over the term of the related policies on the same basis as premiums are earned.

The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred, but not reported. The final settlement may be greater or lesser than the amounts provided. Any such differences when they become known are recognised in current operations and can potentially be significant to the financial statements.

The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and gains taxes for a period of fifteen (15) years from the date of incorporation. Thereafter, for a further fifteen (15) years, the Company will be subject to tax at a rate of 2% on its taxable income, but the amount of such tax will not exceed $2,500 per annum.

Liquidity

The Company was incorporated on March 20, 2000 and commenced operations on August 1, 2002. The Company's liquidity requirements are related to payment of insurance losses, administrative expenses, and dividends. Premiums generated by the Company's reinsurance business, combined with investment earnings plus proceeds from the sale of the Company's Shares, are its principal sources of funds. The Company believes that such funds will be sufficient to meet its liquidity requirements in 2003 and in future years to which its reinsurance liabilities will extend. No significant capital expenditures are expected during the next few years.

The Company had unearned premium reserves of $398,793 as of December 31, 2002, compared to $0 as of December 31, 2001. Unearned premium amounts are attributable to the difference in timing between premiums assumed and premiums earned. Premiums are earned over the term of a policy, usually six or twelve months. The increase in unearned premiums reserves reflects that we commenced our reinsurance operations on August 1, 2002.

Capital Resources

The Company's capitalization on December 31, 2002, 2001, and 2000 consisted of paid-in capital with respect to the Common Stock of $1,000,000, and earnings retained for use in its business in the amount of $99,671 and $76,262 and 43,667, respectively. The Company's capitalization also includes paid-in capital with respect to the Participating Shares of $$150,000 (compared with $0 as of December 31, 2001 and 2000). The increase in the amount of pain-in capital with respect to the Participating Shares is attributable to the issuance of six series of Participating Shares. Barbados insurance law requires that the Company maintain a minimum capitalization of $125,000 and, in addition, that the recorded value of the Company's assets exceed its liabilities by: (a) $125,000 where the Company's earned premium in the preceding financial year did not exceed $750,000; (b) an amount equal to 20% of the Company's earned premium for the preceding financial year, where such income exceeded $750,000 but did not exceed $5,000,000; and (c) an amount equal to the aggregate of $1,000,000 and 10% of the amount by which the Company's earned premium for the preceding financial year exceeded $5,000,000. If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus. Currently, the Company's net assets are not less than the amount mandated by Barbados law.

Results of Operation

For the year ended December 31, 2002, the Company had net income of $23,409, down from $32,595 in 2001. The decrease in net income is attributable to reduced investment income due to lower interest rates prevailing during the year ended December 31, 2002 compared to the prior period, partially offset by underwriting gains. During 2002, the first year of the Company's reinsurance operations, the Company earned premiums of $213,536, incurred losses of $121,624, and incurred other expenses of $77,859 for an underwriting gain of $14,052. The incurred loss ratio for the year was 57%. Total premiums assumed by the Company were $612,329.

Under the terms of the Stock Purchase Agreement between Integon Corporation and the Company, Integon has agreed to bear (i) all organizational expenses and liabilities of the Company, (ii) expenses attributable to the registration of the Shares and initial compliance with federal and state securities and insurance laws, and (iii) all operational expenses and liabilities attributable to the Company's day-to day operations for the first year after Shares are first issued. As of December 31, 2002, the total amount of such expenses borne by Integon has totaled $681,092.

Reserves for Unpaid Losses

Loss reserves are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under Policies with respect to insured events which have occurred as of the balance sheet dates.

For purposes of establishing loss reserves, the Company relies upon the advice of Integon. Loss reserves are established after periodic actuarial reviews, based on historical claim experience, industry statistics and other factors. Consequently, the determination of loss reserves is an estimate and a process inherently subject to a number of highly variable factors. Consequently, ultimate losses could exceed loss reserves and cause us to have to adjust our loss reserves. Any adjustments to reserves are reflected in the operating results for the periods in which they become known.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the year ended December 31, 2002 was 57%. At December 31, 2002, the reserves for unpaid losses was $74,082.

Recently Issued Accounting Standards

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit costs as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on our results of operations or financial position.

FASB Interpretation No. 45, "Guarantor Accounting," will significantly change current practice in the accounting for, and disclosure of, guarantees. Most guarantees are to be recognized and initially measured at fair value, which is a change from current practice. In addition, guarantors will be required to make significant new disclosures, even when the likelihood of the guarantor making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations or financial position.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2002, all of the Company's assets were in the form of U.S. dollar cash deposits and accordingly, the Company's exposure to risk of loss from changes in exchange rates, interest rates or equity prices was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page

1.   Independent Auditors' Report                              14

2.   Balance Sheets, December 31, 2002 and 2001                15

3.   Statements of Operations and Retained
     Earnings for the years ended December
     31, 2002, 2001 and 2000                                   16

4.   Statement of Changes in Stockholders'
     Equity for the years ended December
     31, 2002, 2001 and 2000                                   17

5.   Statements of Cash Flows for the years
     ended December 31, 2002, 2001 and
     2000                                                      18

6.   Notes to Financial Statements                             19

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of
INTEGON RE (BARBADOS), LIMITED
One Financial Place
Collymore Rock
St. Michael, Barbados

We have audited the accompanying balance sheets of Integon Re (Barbados), Limited (the "Company") as of December 31, 2002 and 2001 and the related statements of operations and retained earnings, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and for the period March 20, 2000 (commencement of operations) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Integon Re (Barbados), Limited as of December 31, 2002 and 2001 and the results of its operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and for the period March 20, 2000 (commencement of operations) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




                                                CHARTERED ACCOUNTANTS


Deloitte & Touche LLP
Bridgetown, Barbados
March 4, 2003

                         INTEGON RE (BARBADOS), LIMITED

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                      (Expressed in United States dollars)


                                                        Note       2002          2001
                                                        ----       ----          ----
ASSETS
------
    Cash and cash equivalents                                    $1,261,920    $1,012,372
    Due from shareholder (Note 3)                        3           97,784        63,804
    Due from Motors Insurance Corporation (Note 3)       3          221,477             -
    Deferred acquisition costs                                      140,982             -
    Accrued interest                                                    383            86
                                                                 ----------    ----------
    Total assets                                                  1,722,546     1,076,262
                                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

    LIABILITIES
    Unearned premium                                     4          398,793             -
    Reserves for unpaid losses                           5           74,082             -
                                                                 ----------    ----------
                                                                    472,875             -
                                                                 ----------    ----------

    STOCKHOLDERS' EQUITY
     Share capital                                       6
       Common shares - no par value;
       Authorized - an unlimited number of shares;
         Issued and outstanding 1,000,000 shares at
           December 31, 2002 and 2001                             1,000,000     1,000,000
     Participating shares - no par value;
     Authorized - 30,000 shares
     Issued and Outstanding - no shares at
     December 31, 2001 and 600 at December 31, 2002                 150,000             -
                                                                 ----------    ----------
                                                                  1,150,000     1,000,000
     Retained earnings                                               99,671        76,262
                                                                 ----------    ----------
                                                                  1,249,671     1,076,262
                                                                 ----------    ----------
     Total Shareholder's Equity                                  $1,722,546    $1,076,262
                                                                 ==========    ==========

See accompanying notes to the financial statements.

                                            APPROVED ON BEHALF OF THE BOARD



                                                /s/ Peter R. P. Evelyn
                                                ----------------------
                                                         Director

                         INTEGON RE (BARBADOS), LIMITED

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)


                                                 2002       2001         2000
                                                 ----       ----         ----
INCOME
Reinsurance premiums assumed                   $612,329    $      -    $     -
Increase in unearned premiums                  (398,793)          -          -
                                              ----------  ----------  ---------
Premiums earned                                 213,536           -          -
                                              ----------  ----------  ---------

Investment income                                 9,357      32,595     43,667
                                              ----------  ----------  ---------

TOTAL INCOME                                    222,892      32,595     43,667
                                              ----------  ----------  ---------

EXPENSES
   Acquisition and other underwriting            77,859           -          -
   Losses                                       121,624           -          -
                                              ----------  ----------  ---------
                                                199,483           -          -
                                              ----------  ----------  ---------

NET INCOME for the year/period                   23,409      32,595     43,667

RETAINED EARNINGS, beginning of year/period      76,262      43,667          -
                                              ----------  ----------  ---------

RETAINED EARNINGS, end of year/period           $99,671     $76,262    $43,667
                                              ==========  ==========  =========


See accompanying notes to the financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)


                                 Total
                             Shareholders'  Retained     Common    Participating
                                 Equity     Earnings     Shares        Shares
                             -------------  ---------  ----------  -------------
BALANCE,
  at December 31, 2000         $1,043,667    $43,667   $1,000,000    $      -

Net income for the year            32,595     32,595            -           -
                               ----------   ---------  ----------    ---------

BALANCE,
  at December 31, 2001          1,076,262     76,262    1,000,000           -

Participating shares issued       150,000          -            -     150,000

Net Income for the year            23,409     23,409            -           -
                               ----------   ---------  ----------    ---------

BALANCE,
  at December 31, 2002         $1,249,671    $99,671   $1,000,000    $150,000
                               ==========   =========  ==========    =========


See accompanying notes to the financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)



                                                           2002          2001           2000
                                                           ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Reinsurance premiums collected                      $   124,469   $ -            $        -
   Interest income received                                  9,059       32,999         43,177
   Expenses paid and recoverable                           (33,980)     (26,128)       (37,676)
                                                       ------------  -----------    -----------
   Net cash provided by operating activities                99,548        6,871          5,501
                                                       ------------  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares                                        -            -      1,000,000
Issuance of participating shares                           150,000            -              -
                                                       ------------  -----------    -----------
Net cash received from financing activities                150,000            -      1,000,000
                                                       ------------  -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                      249,548        6,871      1,005,501

CASH AND CASH EQUIVALENTS,
beginning of year/period                                 1,015,372    1,005,501              -
                                                       ------------  -----------    -----------

CASH AND CASH EQUIVALENTS, end of year/period          $ 1,264,920   $1,012,372     $1,005,501
                                                       ============  ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income                                                 $23,409      $32,595        $43,667
Changes in:
Accrued interest                                              (296)         404           (490)
Due from shareholder                                       (33,980)     (26,128)       (37,676)
Due from Motors Insurance Corporation                     (221,477)           -              -
Deferred acquisition costs                                (140,982)           -              -
Unearned premiums                                          398,793            -              -
Reserves for unpaid losses                                  74,082            -              -
                                                       ------------  -----------    -----------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                   $    99,549   $    6,871     $    5,501
                                                       ============  ===========    ===========


See accompanying notes to the financial statements.

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)


Note 1.   NATURE OF BUSINESS

          The Company was incorporated on January 10, 2000 under the Laws of Barbados and is licensed under the Barbados Exempt Insurance Act. The Company's principal activity is the assumption of risks with respect to property and casualty insurance policies (primarily automobile and motorcycle) sold to consumers in the United States through independent insurance agencies. The policies are reinsured by Motors Insurance Corporation (MIC) and attributable to MIC subsidiary accounts in respect of which shares of participating stock are issued and outstanding. All premiums received were assumed by MIC. The Company commenced its reinsurance operations in the third quarter ending September 30, 2002.

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

          Revenue and Income Recognition

          Insurance premiums are earned over the terms of the policies. The portion of premiums written applicable to the unexpired terms of policies is recorded as unearned premiums.

          Deferred Acquisition Costs

          Commissions paid to independent agents writing policies are deferred and amortized over the terms of the related policies on the same basis as premiums are earned.

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

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)

          Reserves for Unpaid Losses

          The Company provides for unsettled, reported losses based on estimates of the final settlement, with an experience factor added to provide for losses incurred, but not reported. The final settlement may be greater or lesser than the amounts provided. Any such differences when they become known are recognised in current operations and can potentially be significant to the financial statements.

          Taxation

          The Company has received an undertaking from the Barbados Government exempting it from all local income, profits and gains taxes for a period of fifteen (15) years from the date of incorporation. Thereafter, for a further fifteen (15) years, the Company will be subject to tax at a rate of 2% on its taxable income, but the amount of such tax will not exceed $2,500 per annum.

Note 3.   RELATED PARTY TRANSACTIONS

          Total costs incurred on the formation of the Company and other operating expenses were paid by Integon Corporation and totaled $681,092 (2002 - $176,224, 2001-$104,493 and 2000-$400,375). The
          Company is not obligated to repay these amounts to Integon Corporation. The amount due from Motor Insurance Corporation relates to premiums ceded to the Company.

Note 4.   UNEARNED PREMIUMS

Activity in the unearned premiums is summarized below:

                                                      2002          2001
                                                      ----          ----

             Balance at January 1,                $     -         $     -
             Assumed premiums                        612,328            -
             Revenue earned                         (213,535)           -
                                                  -----------     ---------

             Balance at December 31,                $398,793      $     -
                                                  ===========     =========

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)

Note 5.   RESERVES FOR UNPAID LOSSES

          The following table sets forth an analysis of changes in the reserves for unpaid losses for the years ended December 31, 2002 and 2001.

                                                              2002     2001

           Beginning balance of reserves for losses         $  -      $     -
                                                            --------  -------

           Add provision for losses incurred related to:
              Current claim year                             121,624        -
                                                            --------  -------
           Total                                             121,624        -
                                                            --------  -------
           Deduct paid losses attributable to:
              Current claim year                              47,842        -
                                                            --------  -------
           Ending balance in reserves for losses             $74,082  $     -
                                                            ========  =======

Note 6.   SHAREHOLDERS' CAPITAL

          All of the common shares of the Company are owned by Integon Corporation (Integon).

          The Company is authorized to issue an unlimited number of shares of one class without par value to be designated common shares and 30,000 shares of one class without par value to be designated participating shares. During 2002, the Company issued 600 shares to six individuals for $150,000.

          During the year 2002, the Company issued six series of 100 Participating Shares each for aggregate consideration of $150,000 as compared to nil for the year ended December 31, 2001.

          The holder of the common shares shall be entitled to elect five directors of the Company, one of whom must be a resident citizen in Barbados. The holders of the participating shares shall be entitled to elect one director of the Company.

Note 7.   SIGNIFICANT AGREEMENTS

          Retrocession Agreement

          Motors Insurance Corporation (MIC) and the Company are related parties. All of the common shares of the Company are owned by Integon. Integon and MIC are both wholly owned subsidiaries of GMAC Insurance Holdings, Inc., which is a wholly owned subsidiary of General Motors Acceptance Corporation (GMAC).

          Under the Retrocession Agreement, MIC retrocedes to the Company, a portion (the "Retrocession Percentage") of MIC's risk in respect of certain property and casualty insurance policies that are reinsured by MIC. The amount of the Company's liability for any loss paid on a policy is equal to the Retrocession Percentage multiplied by the amount of the loss. The Retrocession Percentage, which can

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)

          be either 20%, 30%, 40% or 50%, is established for each Integon account with respect to which a series of participating shares are issued, outstanding and in good standing. In return for the Company assuming the risk retroceded to the Company by MIC under the Retrocession Agreement, MIC pays the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations, reduced by:

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

          The Company believes that the Retrocession Agreement contains terms that are no less favorable to the Company than would be obtained in an arms-length transaction. The Retrocession Agreement provides that business will be ceded to the company by MIC on a proportional basis subject to a ceding commission of 26.5% which the Company believes is commercially reasonable.

          The components of the ceding fee are the following:

               (iv)  3.5% for premium taxes;

               (v)   11.9% for loss adjustment expenses;

               (vi)  10.0% for other operating expenses;

               (vii) 1.1% for cash flow adjustments.

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

                         INTEGON RE (BARBADOS), LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND

           FOR THE PERIOD MARCH 20, 2000 (COMMENCEMENT OF OPERATIONS)

                              TO DECEMBER 31, 2000

                      (Expressed in United States dollars)

Note 7.   SIGNIFICANT AGREEMENTS (CONTINUED)

          Under the Management Agreement, the Manager collects and disburses funds on the Company's behalf, provides accounting, clerical, telephone, facsimile, information management and other services for the Company and advises and consults with the Company about all aspects of the Company's reinsurance activities. Under the terms of the Management Agreement, the Company will pay the Manager a fixed annual fee of $70,000 and a variable monthly fee of approximately $44 per series of Shares outstanding. The Manager is responsible for the payment of the salaries of its officers and employees and all office and staff overhead and other costs attributable to its services on the Company's behalf. However, the Company will pay all out-of-pocket expenses, such as telephone, facsimile, postage, travel and other items on an expense reimbursement basis. The Management Agreement may be terminated by either party upon 90 days advance written notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our current officers and directors:

                                                            POSITION WITH US (AND OTHER
          NAME                   AGE                     EMPLOYMENT DURING PAST FIVE YEARS)
Gary Y. Kusumi.................   56       Chairman and Chief Executive Officer, President and Director
                                           (Director, Integon, March 1998; President Windsor Insurance,
                                           1996-1998; President Leader National Insurance, 1993-1996).

Bernard J. Buselmeier..........   47       Vice-President and Director (Executive Vice-President and Chief
                                           Financial Officer, Integon, April 1998; Vice-President and
                                           Treasurer, MIC, 1993-1998, Treasurer, MIC 1989-1993).

Kenneth J. Jakubowski..........   46       Vice-President and Director (Vice-President, Integon, May 1997;
                                           Assistant Treasurer, Alexander & Alexander 1992-1997).

Peter R. P. Evelyn.............   61       Director (Attorney, Evelyn, Gittens & Farmer, a Barbados law firm,
                                           1987).

Ronald W. Jones................   50       Vice-President, Finance (Managing Director, Aon Insurance Managers
                                           (Barbados) Ltd. (previously Alexander Insurance Managers), 1987).

Michael R. Boyce...............   63       Secretary (Principal, Colybrand Company Services, Limited, Barbados,
                                           1993; previously principal, Price Waterhouse, Eastern Caribbean).

Mitchell F. White..............   36       Director (Vice President and Chief Marketing Officer, Integon,
                                           October 1999; Vice President, Atlanta Casualty Group 1996-1999).

The directors and officers named above will serve in those capacities until the annual meeting of shareholders scheduled for May 2003. Prior to such meeting, the directors named above may, but are not obligated to, select an additional director from among the holders of Shares. Thereafter, all directors will serve until the annual meeting of shareholders following their election.

ITEM 11.  EXECUTIVE COMPENSATION

No director or officer of the Company is compensated directly for services as such. However, each director and officer of the Company is reimbursed for expenses incurred for attendance at Board, committee, and shareholder meetings. In addition, Mr. Jones is an officer of the Manager. The Manager receives management fees and compensation for financial and administrative services that it provides to the Company. Mr. Evelyn is a member of the law firm of Evelyn, Gittens & Farmer, which serves as the Company's Barbados counsel; and Mr. Boyce is affiliated with Colybrand Company Services Limited, St. Michael, Barbados, which receives compensation for corporate secretarial services provided to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

---------------------------------------------------------------------------------------------
                     Name And Address Of         Amount And Nature Of
   Title Of Class     Beneficial Owner           Beneficial Ownership      Percent Of Class
---------------------------------------------------------------------------------------------

Common Stock          Integon Corporation          1,000,000 shares              100%
                      500 West Fifth Street
                      Winston-Salem, NC  27152
---------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See ITEM 1, THE RETROCESSION, INSURANCE MANAGEMENT AGREEMENT and ITEM 11, EXECUTIVE COMPENSATION.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, which disclosed no significant deficiencies or material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that he Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Index to Document List

               (1)   Financial Statements

                     The following are included in Item 8:

                     (i)   Independent Auditors' Report.

                     (ii)  Balance Sheets, December 31, 2002 and 2001.

                     (iii) Statements of Income and Retained Earnings for the
                           years ended December 31, 2002 and December 31, 2001 and the period from March 20, 2000 to December 31, 2000.

                     (iv) Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001 and the period March 20, 2000 to December 31, 2000.

                     (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2002 and December 31, 2001 and the period from March 20, 2000 to December 31, 2000.

                     (vi)  Notes to Financial Statements.

               (2) Financial Statement Schedules. Schedules are omitted because of the absence of the conditions under which they are required or because the information required is presented in the financial statements or related notes.

               (3) Exhibits. The following exhibits are included in response to Item 15(c):

               3(a)  Articles of Incorporation.*

               3(b)  By-Laws.

               4 Instruments defining rights of security holders. See Exhibits 3(a), 3(b) and 10(c).

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

               10(c) Specimen Stock Purchase Agreement.*

               10(d) Stock Purchase Agreement between Registrant and Integon
                     Corporation.*

               10(e) Insurance Management Agreement between Registrant and Aon
                     Insurance Managers (Barbados) Ltd.*

               10(f) Investment Management Agreement between Registrant and
                     BlackRock International, Ltd.*

               99(a) Certification of Gary Y. Kusumi pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99(b) Certification of Ronald W. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99(c) Guarantee issued by the Minister of Finance of Barbados.

               * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, File No. 333-34088.

          (b) Reports on Form 8-K. No reports on Form 8-K for the quarter ended December 31, 2002 have been filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTEGON RE (Barbados), LIMITED
                                                (Registrant)

                                         By:  /s/Ronald W. Jones
                                              ----------------------------
                                              Ronald W. Jones
                                              Vice-President, Finance
                                         Date:  March 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                  Title                                  Date
---------                  -----                                  ----
/s/Gary Y. Kusumi          Chairman, Chief Executive Officer,     March 31, 2003
-------------------------  President and Director
  Gary Y.  Kusumi

                           Executive Vice-President and Director
-------------------------
  Bernard J. Buselmeier

/s/Kenneth J. Jakubowski   Vice-President and Director            March 31, 2003
-------------------------
  Kenneth J. Jakubowski

/s/Peter R. P. Evelyn      Director                               March 31, 2003
-------------------------
  Peter R. P. Evelyn

/s/Ronald W. Jones         Vice-President Finance, Principal      March 31, 2003
-------------------------- Financial and Accounting Officer
  Ronald W. Jones

/s/Mitchell F. White       Director                               March 31, 2003
--------------------------
  Mitchell F. White

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, BY THE REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

         No annual report with respect to 2001 was distributed to shareholders. No proxy solicitation materials were sent to shareholders prior to the filing of this report. The Registrant does not intend to send an annual report with respect to 2002 to shareholders and the Registrant has not sent proxy solicitation materials with respect to the Registrant's annual meeting to be held May 19, 2003, as of the filing of this report.

                                 CERTIFICATIONS


I, Gary Y. Kusumi, Chief Executive Officer of Integon Re (Barbados), Limited, certify that:

1. I have reviewed this annual report on Form 10-K of Integon Re (Barbados), Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report out conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                         /s/Gary Y. Kusumi
                                              ------------------------------
                                              Gary Y. Kusumi
                                              Chairman, Chief Executive Officer,
                                              President and Director

     I, Ronald W. Jones, Principal Financial Officer of Integon Re (Barbados), Limited, certify that:

1. I have reviewed this annual report on Form 10-K of Integon Re (Barbados), Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidate subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report out conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                     /s/Ronald W. Jones
                                         -----------------------------
                                         Ronald W. Jones
                                         Vice President, Finance and
                                         Principal Financial Officer