Form 10-K/A
period 2002-12-31
INTEGON RE BARBADOS LTD
filed 2003-05-02
CIK 1109711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-K/A

/X/   Annual Report Pursuant to Section 13 or 15(d) of
      The Securities Exchange Act of 1934

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

One Financial Place
Collymore Rock
St. Michael, Barbados, W.I.                                    Not Applicable
(Address of principal executive                                  (Zip Code)
offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES / / No / /

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

                                Explanatory Note

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") is being filed for the exclusive purpose of filing as an exhibit to the Form 10-K proxy materials sent to the Registrant's shareholders with respect to an annual meeting of shareholders to be held on May 19, 2003, which materials were provided to the Registrant's shareholders subsequent to the filing of the Form 10-K. These materials are filed as Exhibit 20(a) to this Amendment No. 1 to the Form 10-K.

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

               3(a)  Articles of Incorporation.**

               3(b)  By-Laws.**

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

               10(c) Specimen Stock Purchase Agreement.*

               10(d) Stock Purchase Agreement between Registrant and Integon
                     Corporation.*

               10(e) Insurance Management Agreement between Registrant and Aon
                     Insurance Managers (Barbados) Ltd.*

               10(f) Investment Management Agreement between Registrant and
                     BlackRock International, Ltd.*

               20(a) Proxy solicitation materials sent to shareholders in connection with annual meeting to be held May 19, 2003.

               99(a) Certification of Gary Y. Kusumi pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

               99(b) Certification of Ronald W. Jones pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

               99(c) Guarantee issued by the Minister of Finance of Barbados.**

               * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, File No. 333-34088.

               ** Previously filed on March 31, 2003 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                          INTEGON RE (Barbados), LIMITED
                                                   (Registrant)

                                            By:  /s/ Ronald W. Jones
                                                -------------------------------
                                                Ronald W. Jones
                                                Vice-President, Finance
                                            Date:  May 2, 2003

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

Date:  May 2, 2003                     /s/ Gary Y. Kusumi
                                       -----------------------------------
                                       Gary Y. Kusumi
                                       Chairman, Chief Executive Officer,
                                       President and Director

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

Date: May 2, 2003                              /s/ Ronald W. Jones
                                               ---------------------------------
                                                   Ronald W. Jones
                                                   Vice President, Finance and
                                                   Principal Financial Officer