Form 10-Q
period 2003-03-31
INTEGON RE BARBADOS LTD
filed 2003-05-15
CIK 1109711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For quarterly period ended         March 31, 2003
                           -----------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission File Number      333-34088
                       --------------------

                         Integon Re (Barbados), Limited
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Barbados                                              N/A
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

One Financial Place, Collymore Rock, St. Michael, Barbados  N/A
-------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

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

                 Yes  X    No
                    -----    -------


          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes      No  X
                    ----    -------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                   As of March 31, 2003
            -----                                   --------------------

Common Stock, no par-value                                     1,000,000
Participating Stock,                                                 600

          This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          1.   Balance Sheets, March 31, 2003 and December 31, 2002.

          2. Statements of Operations and Retained Earnings for the three-month periods ended March 31, 2003 and 2002.

          3. Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation of the results for the interim periods presented. The information furnished for the three-month ended March 31, 2003 may not be indicative of results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                         INTEGON RE (BARBADOS), LIMITED
                                 BALANCE SHEETS
                          (Expressed in U.S. Dollars)


                                                     March 31, 2003  December 31, 2002
                                                       (unaudited)      (Audited)
ASSETS
       Cash and cash equivalents                           1,475,335    1,261,920
       Accrued interest income                                     0          383
       Due from Motors Insurance Corporation                 140,313      221,477
       Due from common shareholder                           110,360       97,784
       Deferred costs                                        139,549      140,982
                                                          ----------   ----------
       Total Assets                                       $1,865,557   $1,722,546
                                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

    Unearned premiums                                        406,842      398,793
    Reserves for unpaid losses                               169,584       74,082
                                                          ----------   ----------
    Total Liabilities                                        576,426      472,875
                                                          ----------   ----------

STOCKHOLDERS' EQUITY
       Share Capital
             Common Stock-no par value;
                  Authorized - unlimited
                  shares; issued and
                  outstanding - 1,000,000
                  shares at March 31, 2003
                  and December 31, 2002                   $1,000,000   $1,000,000
       Participating Stock
                  Authorized - unlimited
                  shares; issued and
                  outstanding - 600 shares
                  at March 31, 2003 and
                  December 31, 2002                          150,000      150,000
                                                          ----------   ----------
                                                           1,150,000   1,150,000
       Retained Earnings                                     139,131       99,671
                                                          ----------   ----------
       Total Stockholders' Equity                          1,289,131    1,249,671
                                                          ----------   ----------
       Total Liabilities and Stockholders' Equity         $1,865,557   $1,722,546
                                                          ==========   ==========

                         INTEGON RE (BARBADOS), LIMITED
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR THE THREE
                  MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)
                           (Expressed in U.S. Dollars)




                                                  Three Month Periods
                                                    Ended March 31,
                                               2003                  2002

INCOME

  Reinsurance premiums assumed              $ 311,513              $      0
  (Increase)/Decrease in unearned premium      (8,049)                    0
                                            ---------              --------
  Premiums earned                             303,464                     0
                                            ---------              --------
INTEREST INCOME                                 1,996                 2,370
                                            ---------              --------
TOTAL INCOME                                  305,460                 2,370
                                            ---------              --------

EXPENSES

  Acquisition and other costs                 105,399                     0
    Losses paid                                65,099                     0
    Increase in loss reserves                  95,502                     0
                                            ---------              --------

TOTAL EXPENSES                                266,000                     0
                                            ---------              --------
NET INCOME                                     39,460                 2,370

RETAINED EARNINGS, beginning of
    period                                     99,671                76,262
                                            ---------              --------

RETAINED EARNINGS, end of period            $ 139,131              $ 78,632
                                            ==========             ========

                         INTEGON RE (BARBADOS), LIMITED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED
                             MARCH 31, 2003 AND 2002
                                    UNAUDITED

                           (Expressed in U.S. Dollars)


                                                             Three Month Periods
                                                               Ended March 31,
                                                         2003                      2002
                                                      -----------             -------------
Cash flows from operating activities:

  Reinsurance premiums received                       $   223,612             $         -
     Administrative expenses paid and
       recoverable                                        (12,576)                 (5,339)
     Interest income received                               2,379                   2,278
                                                      ------------            -------------
Net cash provided by/(used in) operating
     activities                                           213,415                  (3,061)
                                                      ------------            -------------

Increase in cash and cash equivalents                     213,415                  (3,061)
Cash and cash equivalents,
     beginning of period                                1,261,920               1,012,372
                                                      ------------            -------------
Cash and cash equivalents,
     end of period                                    $ 1,475,335             $ 1,009,311
                                                      ============            =============

Reconciliation of net income to net cash
provided by/(used in) operating
     activities:
     Net income                                          $ 39,460             $     2,370
     Change in:
         Accrued interest income                              383                     (92)
     Due from Motors Insurance Corporation                 81,164                       0
         Due from common shareholder                      (12,576)                 (5,339)
     Deferred expenses                                      1,433                       0
     Unearned premiums                                      8,049                       0
     Reserves for unpaid losses                            95,502                       0
                                                      ------------            -------------
Net cash provided by/(used in) operating
     activities                                         $ 213,415             $    (3,061)
                                                      ============            =============

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

The Company's 2002 Form 10K should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Critical Accounting Policies

During the quarter ended March 31, 2003, the Company made no changes in its critical accounting policies as previously disclosed within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity

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

Capital Resources

The Company's capitalization on March 31, 2003, was $1,289,131 consisting of paid in capital with respect to the Common Stock of $1,000,000 and paid in capital with respect to the Participating Shares of $150,000, and earnings retained for use in its business in the amount of $139,131. The Company's capitalization on December 31, 2002, was $1,249,671 consisting of paid in capital with respect to the Common Stock of $1,000,000 and paid in capital with respect to the Participating shares of $150,000 and earnings retained for use in its business in the amount of $99,671.

Barbados insurance law requires that the Company maintain a minimum capitalization of $125,000 and, in addition, that the recorded value of the Company's assets exceed its liabilities by: (a) $125,000 where the Company's earned premium in the preceding financial year did not exceed $750,000; (b) an amount equal to 20% of the Company's earned premium for the preceding financial year, where such income exceeded $750,000 but did not exceed $5,000,000; or (c) an amount equal to the aggregate of $1,000,000 and 10% of the amount by which the Company's earned premium for the preceding financial year exceeded $5,000,000.

If the Company's net assets are less than mandated by Barbados law, the Company has the right to reduce the business related to a Subsidiary Capital Account by retrocession or any other means to the extent necessary to permit the Subsidiary Capital Account to meet its pro rata share of the Company's required capital and surplus.

Results of Operations

The Company has entered a Retrocession Agreement ("Retrocession Agreement") with Motors Insurance Corporation ("MIC"), pursuant to which MIC retrocedes to the Company, a portion of MIC's risks in respect of certain automobile and motorcycle insurance policies reinsured by MIC (the "Policies"). Under the Retrocession Agreement, MIC retrocedes to the Company a portion (the "Retrocession Percentage") of MIC's risk in respect of the Policies to the extent the Policies are attributable to an Integon Account in respect of which a series of Participating Shares is issued, outstanding and in good standing, and the policies are issued or renewed after the effective date of the Retrocession Agreement. The amount of the Company's liability for any loss paid on a Policy is equal to the Retrocession Percentage multiplied by the amount of the loss. The Company's loss exposure is generally not capped. The Retrocession Percentage, which can be either 20%, 30%, 40% or 50%, is established with respect to each series of Participating Shares. In return for the Company assuming the risk retroceded to it by MIC under the Retrocession Agreement, MIC pays the Company an amount equal to the Retrocession Percentage multiplied by the gross premiums MIC receives with respect to the retroceded business, after cancellations, reduced by:

     (i) a ceding commission which is equal to the amount of such premiums multiplied by 26.5%, reduced by the amount of certain service fees paid to MIC;

     (ii) any related agents' or brokers' commissions; and

     (iii)any U.S. premium excise tax imposed on such premiums.

Settlements between MIC and the Company with respect to all amounts under the Retrocession Agreement are made on a quarterly basis. This discussion of the Retrocession Agreement should be read in conjunction with the discussion of the Retrocession Agreement contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

During the quarter ended March 31, 2003, the Company had net income of $39,460 compared with net income of $2,370 for the comparable period in 2002. The Company assumed premiums of $311,513, earned premiums of $303,464 and incurred expenses of

$266,000, producing net underwriting income of $37,364. For the quarter, the Company's incurred loss ratio was 52.9% and the combined ratio was 87.7%. Because the Company did not commence operations until the quarter ended September 30, 2002, it had no earned premiums, incurred expenses or underwriting income for the comparable period of 2002.

Interest income for the quarter ended March 31, 2003 was $1,996, compared to $2,370 for the comparable period of 2002. The Company's interest income consists of interest earned on short term bank certificates of deposit. The decrease in interest income for the quarter under review compared to the comparable period of 2002 is attributable to reductions in the rate of interest received on the Company's investments.

Reserves for Unpaid Losses

Reserves for unpaid losses are balance sheet liabilities representing estimates of amounts needed in the future to pay claims under Policies with respect to insured events which have occurred as of the balance sheet dates.

For purposes of establishing loss reserves, the Company relies upon the advice of Integon Corporation. Loss reserves are established after periodic actuarial reviews, based on historical claim experience, industry statistics and other factors. Consequently, the determination of loss reserves is an estimate and a process inherently subject to a number of highly variable factors. Consequently, ultimate losses could exceed loss reserves and cause us to have to adjust our loss reserves. Any adjustments to reserves are reflected in the operating results for the periods in which they become known.

The Company's incurred loss ratios (losses incurred as a percentage of net premium earned) on all business for the three month period ended March 31, 2003 was 52.9%. At March 31, 2003, the reserves for unpaid losses was $169,584.


                                         March 31, 2003 March 31, 2002
                                         -------------- --------------
Beginning Balance in Reserves for
Unpaid Losses                                   74,082              0
                                         -------------- --------------

Add: Provision for
Losses Incurred related to:

   Current Year Claims                         134,081              0
   Prior Year Claims                            26,520              0
                                         -------------- --------------
       Total                                   160,601              0
                                         -------------- --------------
Less: Paid Losses attributable to:

   Current Year Claims                          30,465              0
   Prior Year Claims                            34,634              0
                                         -------------- --------------

Ending Balance in Reserves for Unpaid
Losses                                         169,584              0
                                         ============== ==============
       Total                             $      65,099  $           0
                                         ============== ==============


Net loss reserves added for claims incurred in the quarter were $103,616, including $43,996 for estimated incurred but not reported (IBNR) claims. Net loss reserves for claims incurred prior to 2003 were reduced by $8,114, which means that less was paid out than expected relative to loss reserve amounts set-up previously for such claims. No change in loss reserves were recorded in the comparable quarter of 2002 as operations of the company did not begin until August 2002.

Forward Looking Statements

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


Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Principal Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, which disclosed no significant deficiencies or material weakness, the Company's Chief Executive Officer and Chief Financial Officer concluded that he Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


Part II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  (a) Exhibits

      Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          INTEGON RE (BARBADOS), LIMITED (Registrant)

                    By:  /s/ Ronald W. Jones
                         -------------------
                         Ronald W. Jones
                         Vice President, Finance
                         Signing on behalf of
                         the Registrant, and
                         Principal Financial Officer


Dated:  May 13, 2003

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

Date: May 13, 2003                              /s/ Gary Y. Kusumi
                                                ----------------------------
                                                Gary Y. Kusumi
                                                Chairman, Chief Executive
                                                Officer, President and Director

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

Date: May 13, 2003                                  /s/ Ronald W. Jones
                                                    ---------------------------
                                                    Ronald W. Jones
                                                    Vice-President, Finance and
                                                    Principal Financial Officer